Form 10-Q
period 1995-03-31
SHELTER COMPONENTS CORP
filed 1995-05-12
CIK 821530

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
               (Mark One)
                  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995
                                        OR
                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ______ to ________.

                            Commission file number 1-9844

                            SHELTER COMPONENTS CORPORATION

                (Exact name of Registrant as specified in its charter)

                    INDIANA                                 22-2825183
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                                 27217 COUNTY ROAD 6
                               ELKHART, INDIANA  46514
                 (Address of principal executive offices)  (Zip Code)

                 Registrant's telephone number, including area code:
                                    (219) 262-4541

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

          Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X     No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                Common, $.01 par, 6,008,084 outstanding at May 9, 1995

                            SHELTER COMPONENTS CORPORATION

                                                 INDEX

                  FINANCIAL INFORMATION                                       PAGES

            PART I

              Item 1   Financial Statements:

                        Consolidated Balance Sheets -- March 31, 1995
                          and December 31, 1994                                     3

                        Consolidated Statements of Income -- three
                          months ended March 31, 1995 and 1994                      4

                        Consolidated Statements of Cash Flows -- three
                          months ended March 31, 1995 and 1994                      5

                        Notes to Consolidated Financial Statements                  6-7

              Item 2    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                       8-9


            PART II     OTHER INFORMATION                                           10
              Item 1    Legal Proceedings

              Item 2    Changes in Securities

              Item 3    Defaults Upon Senior Securities

              Item 4    Submission of Matters to a Vote of Security Holders

              Item 5    Other Information

              Item 6    Exhibits and Reports on Form 8-K


            SIGNATURES                                                               11

            EXHIBITS
                  Exhibit 11.1 - Statement Regarding Computation of Per Share
                                 Earnings                                            12
                  Exhibit 27 - Financial Data Schedule

                            PART I  FINANCIAL INFORMATION

          Item 1   Financial Statements

          CONSOLIDATED BALANCE SHEETS

          SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
            (in thousands, except per share data)

                                                        March 31, 1995  December 31, 1994
                                                           (Unaudited)
            ASSETS

            CURRENT ASSETS
                  Cash                                      $     19          $     19
                  Trade receivables, net                      28,807            20,985
                  Inventories                                 53,686            44,766
                  Deferred income taxes                        1,285             1,285
                  Prepaid expenses and other                     221               258
                                                            --------          --------
                        Total current assets                  84,018            67,313

            PROPERTY, PLANT AND EQUIPMENT, net                17,104            14,403
            COST IN EXCESS OF NET ASSETS ACQUIRED,
              net of accumulated amortization                 11,435             4,290
            OTHER ASSETS                                       1,463             1,326
                                                            --------          --------
                        Total assets                        $114,020          $ 87,332
                                                            ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES
                  Short-term borrowings                     $  4,831          $  ---
                  Current maturities of long-
                    term debt                                  1,810             1,810
                  Accounts payable, trade                     25,019            19,991
                  Accrued expenses and income
                    taxes payable                              6,866             4,736
                                                            --------          --------
                        Total current liabilities             38,526            26,537
                                                            --------          --------

            LONG-TERM DEBT                                    31,155            21,824
                                                            --------          --------
            DEFERRED INCOME TAXES                                855               855
                                                            --------          --------
            STOCKHOLDERS' EQUITY
                  Preferred stock, $.01 par value              ---               ---
                  Common stock, $.01 par value                    61                58
                  Additional paid-in capital                  11,316             8,399



                  Retained earnings                           32,296            29,867
                                                            --------          --------
                                                              43,673            38,324
                  Less, Treasury stock                           189               208
                                                            --------          --------
                        Total stockholders' equity            43,484            38,116
                                                            --------          --------
                        Total liabilities and stock-
                          holders' equity                   $114,020          $ 87,332
                                                            ========          ========

            The accompanying notes are a part of the consolidated financial statements.


          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
            (in thousands, except share and per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                               1995        1994

            Net sales                                       $ 108,898   $  70,930

            Cost of sales                                      92,427      59,396
                                                            ---------   ---------
                  Gross profit                                 16,471      11,534

            Other income, commissions                             752         571
                                                            ---------   ---------
                                                               17,223      12,105
            Selling, general and administrative
              expenses                                         12,665       8,900
                                                            ---------   ---------
                  Operating income                              4,558       3,205

            Interest income                                        12          12
            Interest expense                                     (618)       (184)
                                                            ---------   ---------
                  Income before income taxes                    3,952       3,033

            Income taxes                                        1,529       1,213
                                                            ---------   ---------
                        Net income                          $   2,423   $   1,820
                                                            =========   =========
            Earnings per common and common
              equivalent share                              $     .40   $     .31
                                                            =========   =========

            Weighted average common and common
              equivalent shares outstanding                     6,131       5,854
                                                            =========   =========

            The accompanying notes are a part of the consolidated financial statements.


          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

          SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES

          (in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                          1995        1994
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $ (1,606)   $    552
                                                                        --------    --------
            CASH FLOWS FROM INVESTING ACTIVITIES:
                  Acquisitions of property, plant and equipment             (824)       (638)
                  Acquisition of a business                                 (400)        ---
                  Other, net                                                  57          10
                                                                        --------    --------
                        Net cash used in investing activities             (1,167)       (628)
                                                                        --------    --------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from issuance of debt                          69,321       8,851
                  Repayment of debt                                      (66,548)     (8,773)
                                                                        --------    --------
                        Net cash provided by
                          financing activities                             2,773          78
                                                                        --------    --------

                        Increase in cash                                       0           2

            Cash, beginning of period                                         19          17
                                                                        --------    --------

            Cash, end of period                                         $     19    $     19
                                                                        ========    ========

            SUPPLEMENTAL INFORMATION:
               Non cash investing and financing activities:
                  Acquisition of a business:
                        Liabilities assumed                             $  9,350    $   ---
                        Short-term debt issued                             1,500        ---
                        Long-term debt issued                              5,631        ---
                        Common stock issued                                2,926        ---
                                                                        --------    -------
                                                                        $ 19,407    $   ---
                                                                        ========    =======

            The accompanying notes are a part of the consolidated financial statements.


          SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          March 31, 1995

          NOTE A--BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Shelter Components Corporation and its wholly-owned subsidiaries (individually and collectively referred to as the "Corporation"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

          The Consolidated Balance Sheet at December 31, 1994 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

          NOTE B--INVENTORIES

          Inventories at March 31, 1995 and December 31, 1994 consisted of the following components:

                                              March 31, 1995      December 31, 1994
                                                         (in thousands)
                  Raw materials                 $  9,872                 $  8,232
                  Work in process                  4,665                    3,890
                  Finished goods                   6,031                    5,029
                  Goods held for resale           33,118                   27,615
                                                --------                 --------
                                                $ 53,686                 $ 44,766
                                                ========                 ========


            NOTE C--DEBT

          In connection with the acquisition of the operations and net assets of BABSCO, Inc. ("BABSCO") (see Note D), the Corporation issued promissory notes payable to the seller, totalling $7.1 million, including a demand note of $1.5 million which was subsequently paid in March. The remaining notes consist of a $4.8 million unsecured demand note due January 1996 and an $800,000 unsecured five-year term note due in quarterly installments beginning April 1, 1995. Also the Corporation assumed a $1.2 million, 7.84% mortgage on certain real estate acquired concurrent with the acquisition of BABSCO.

          On February 21, 1995, the Corporation issued $15 million, 9.24%, unsecured senior notes under a note agreement with its existing senior noteholder. The proceeds of these notes were used to repay outstanding bank borrowings and pay-off certain of the liabilities and obligations assumed in the acquisition of BABSCO. Interest is payable quarterly and principal is payable in eight consecutive annual installments of $1,875,000 commencing March 1998.

          On March 27, 1995, the Corporation refinanced outstanding borrowings under its existing bank credit agreements with a $25 million, unsecured, revolving line of credit (the "Revolver"). The Revolver requires monthly interest payments based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Corporation's leverage ratio, as defined. The Revolver also requires an annual commitment fee of 1/8% per annum based on the unused portion, and all amounts outstanding under the Revolver will be due at maturity, April 30, 1997. Outstanding borrowings under the revolver at March 31, 1995 were $11 million.

          NOTE D--BUSINESS ACQUISITIONS

          In January 1995, the Corporation, through its newly-formed wholly-owned subsidiary, Nubabsco, Inc. ("Nubabsco"), acquired the business operations and operating assets of BABSCO, Inc. ("BABSCO"), located in Elkhart, Indiana and having additional operations in Plymouth and Warsaw, Indiana and Mt. Joy, Pennsylvania.

          BABSCO is a wholesale distributor of a full line of electrical products to the recreational vehicle, manufactured housing and modular housing industries, and to electrical contractors in the Northern Indiana and Southern Michigan region. The Corporation subsequently changed the name of Nubabsco to BABSCO, Inc.

          The total purchase price was $18.3 million, consisting of three promissory notes totalling $7.1 million, 269,058 restricted shares of common stock with a market value of approximately $2.9 million, and $8.3 million of assumed liabilities as of the closing date. The promissory notes include a $1.5 million demand note, an $800,000 note payable in quarterly installments over five years and a $4.8 million note due in January 1996. The $7.4 million excess of the purchase price over the fair value of acquired assets ("goodwill") is being amortized over a 20-year period. The acquisition has been accounted for using the purchase method of accounting, with the operating results of the acquired business being included in the Corporation's consolidated financial statements from the effective date of the acquisition, January 2, 1995.

          Concurrent with the acquisition of BABSCO, the Corporation also acquired certain real estate for $1.6 million from the sole shareholder of BABSCO for cash of $400,000 and the assumption of a $1.2 million, 7.84% mortgage on the acquired real estate.

          Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994 is as follows (in thousands, except per share amounts):


                                                  Three Months Ended
                                                    March 31, 1994


          Net sales                                    $81,339
          Net income                                     1,952
          Earnings per common share--primary               .32

          SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS
          Net sales increased by $38 million (54%) for the quarter ended March 31, 1995 compared to the 1994 quarter. $15 million of the sales increase is attributed to the operations of BABSCO, Inc. ("BABSCO"), which was acquired January 1995. The remaining $23 million increase reflects a 32% improvement over net sales for the comparable operations in the 1994 quarter, and exceeded the (estimated) 18% increase in homes produced in the Manufactured Housing industry, the Corporation's primary market. The Corporation continues to improve its market share in certain products and territories.

          Gross profit as a percentage of net sales was 15.1% and 16.3% for the quarters ended March 31, 1995 and 1994, respectively. The reduction in gross profit margins is largely due to the significant increase in lower margin distribution sales. In addition, the Corporation experienced considerably higher sales volume in its laminating operations (Design Components), also yielding gross profit margins below the Corporation's average. The pricing environment continues to be very competitive in both the Manufactured Housing and Recreational Vehicle markets, as the Corporation generally competes with smaller, regional suppliers for market share.

          Selling, general, and administrative expenses as a percentage of net sales were 11.6% and 12.5% for the quarters ended March 31, 1995 and 1994, respectively. The decrease in this percentage reflects the higher volume of net sales during the period, without significant increase in fixed costs.

          Interest expense increased from $184,000 to $618,000 reflecting the increased borrowings necessary to fund increased working capital levels, borrowings to pay off liabilities assumed or incurred in the acquisition of BABSCO, and higher prevailing interest rates during the 1995 quarter.

          Federal and state income taxes as a percentage of income before income taxes were 39% and 40% for the quarters ended March 31, 1995 and 1994, respectively.

          Net income as a percentage of net sales was 2.2% and 2.6% for the quarters ended March 31, 1995 and 1994, respectively. The decrease in net margins reflects the initial impact on net margins of the acquisition of BABSCO in January 1995 coupled with the increased volume of lower margin distribution sales during the period.

          LIQUIDITY AND CAPITAL RESOURCES

          Working capital increased by $4.7 million from $40.8 million to $45.5 million during the quarter ended March 31, 1995, reflecting the $4.9 million of working capital acquired in the January 1995 acquisition of BABSCO. The Corporation experienced negative cash flows from operations of $1.6 million, primarily reflecting the seasonal increase in accounts receivable.

          Total interest-bearing debt increased from $23.6 million at December 31, 1994 to $37.8 million due to the $8.3 million of debt issued and assumed in connection with the acquisition of the net assets and certain real estate of BABSCO, coupled with $3.1 million of bank debt assumed in the acquisition and $2.8 million increase in borrowings to support the increase in working capital, particularly trade receivables.

          Capital expenditures during the quarter ended March 31, 1995 were $824,000 compared with depreciation expense of $466,000 during the quarter, reflecting the need to upgrade certain manufacturing equipment. Capital expenditures during 1995 are expected to approximate the Corporation's projected annual depreciation of $1.9 million.

          Management believes the Corporation's financial condition remains strong and expects operations to generate cash flows adequate to support working capital and capital expenditure requirements. In addition, the Corporation has a $25 million credit facility, of which $11 million was outstanding as of March 31, 1995.

                                                   PART II  OTHER INFORMATION


          Item 1    LEGAL PROCEEDINGS

                    Not applicable

          Item 2    CHANGES IN SECURITIES

                    Not applicable

          Item 3    DEFAULTS UPON SENIOR SECURITIES

                    Not applicable

          Item 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable

          Item 5    OTHER INFORMATION

                    Not applicable

          Item 6    EXHIBITS AND REPORTS ON FORM 8-K

                    a.   Exhibits:

                         11.1 - Statement Regarding Earnings Per Share
                              (Page 12)

                         27 - Financial Data Schedule

                    b.   Reports on Form 8-K:
                              The Registrant filed a report on Form 8-K dated January 27, 1995 to report the acquisition of the net assets of BABSCO, Inc. The following financial statements were filed as an amendment to the Form 8-K on Form 8-K/A dated April 3, 1995.

                         Financial Statements of Businesses Acquired:
                         1. Audited financial statements of BABSCO, Inc. as of December 31, 1994 and for the year then ended.
                         2. Proforma consolidated financial statements of Shelter Components Corporation as of December 31, 1994 and for the year then ended.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SHELTER COMPONENTS CORPORATION
                                     (Registrant)


          Dated:  May 9, 1995           By:  /S/ LARRY D. RENBARGER
                                             Larry D. Renbarger
                                             Chief Executive Officer
                                               and Director



          Dated:  May 9, 1995           By:   /S/ MARK C. NEILSON
                                             Mark C. Neilson
                                             Secretary/Treasurer
                                             (Principal Financial
                                              & Accounting
                                             Officer) and Director