Form 10-Q
period 1995-06-30
SHELTER COMPONENTS CORP
filed 1995-08-11
CIK 821530

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

  (Mark One)

     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

                                      OR

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to

                    Commission File Number         1-9844

                        SHELTER COMPONENTS CORPORATION
             (Exact name of Registrant as specified in its charter)


          Indiana                                  22-2825183
(State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  27217 County Road 6, Elkhart, Indiana 46514
                    (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (219) 262-4541


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X          No
                                -----             -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


           Common, $.01 par, 6,036,106 outstanding at August 10, 1995

                      SHELTER COMPONENTS CORPORATION

                                    INDEX
                                    -----

FINANCIAL INFORMATION
- ---------------------

PART I
- ------

  Item 1   Financial Statements:

           Consolidated Balance Sheets -- June 30, 1995
             and December 31, 1994

           Consolidated Statements of Income -- three and six months ended June 30, 1995 and 1994

           Consolidated Statements of Cash Flows -- six months ended June 30, 1995 and 1994

           Notes to Consolidated Financial Statements

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II     OTHER INFORMATION
- -------     -----------------
  Item 1    Legal Proceedings

  Item 2    Changes in Securities

  Item 3    Defaults Upon Senior Securities

  Item 4    Submission of Matters to a Vote of Security Holders

  Item 5    Other Information

  Item 6    Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

EXHIBITS
- --------
     Exhibit 11.1 - Statement Regarding Computation of Per Share
                    Earnings

                         PART I  FINANCIAL INFORMATION

Item 1   Financial Statements
CONSOLIDATED BALANCE SHEETS
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                          June 30, 1995    December 31, 1994
                                          -------------    -----------------
ASSETS                                     (Unaudited)
CURRENT ASSETS
     Cash                                    $     20           $    19
     Trade receivables, net                    29,400            20,985
     Inventories                               49,324            44,766
     Deferred income taxes                      1,285             1,285
     Prepaid expenses and other                   198               258
                                             --------           -------
          Total current assets                 80,227            67,313

PROPERTY, PLANT AND EQUIPMENT, NET             17,102            14,403
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              11,392             4,290
OTHER ASSETS                                    1,476             1,326
                                             --------           -------
          Total assets                       $110,197           $87,332
                                             ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                   $  4,831           $  ---
     Current maturities of long-
       term debt                                1,995             1,810
     Accounts payable, trade                   24,730            19,991
     Accrued expenses and income
       taxes payable                            6,837             4,736
                                             --------           -------
          Total current liabilities            38,393            26,537
                                             --------           -------
LONG-TERM DEBT                                 24,849            21,824
                                             --------           -------
DEFERRED INCOME TAXES                             855               855
                                             --------           -------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value             ---               ---
     Common stock, $.01 par value                  61                58
     Additional paid-in capital                11,421             8,399
     Retained earnings                         34,740            29,867
                                             --------           -------
                                               46,222            38,324
     Less, Treasury stock                         122               208
                                             --------           -------
          Total stockholders' equity           46,100            38,116
                                             --------           -------
          Total liabilities and stock-
            holders' equity                  $110,197           $87,332
                                             ========           =======
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                    Three Months Ended     Six Months Ended
                                        June 30,                June 30,
                                     1995       1994        1995       1994
                                   --------   -------     --------   --------
Net sales                          $116,406   $84,124     $225,304   $155,054

Cost of sales                        99,549    71,321      191,976    130,717
                                   --------   -------     --------   --------
     Gross profit                    16,857    12,803       33,328     24,337

Other income, commissions               810       795        1,562      1,366
                                   --------   -------     --------   --------
                                     17,667    13,598       34,890     25,703
Selling, general and administrative
  expenses                           12,667     9,805       25,332     18,705
                                   --------   -------     --------   --------
     Operating income                 5,000     3,793        9,558      6,998

Interest income                          12        10           24         22
Interest expense                       (714)     (201)      (1,332)      (385)
                                   --------   -------     --------   --------
     Income before income taxes       4,298     3,602        8,250      6,635

Income taxes                          1,669     1,440        3,198      2,653
                                   --------   -------     --------   --------
          Net income               $  2,629   $ 2,162     $  5,052   $  3,982
                                   ========   =======     ========   ========
Earnings per common and common
  equivalent share                 $    .43   $   .37     $    .83   $    .68
                                   ========   =======     ========   ========

Weighted average common and common
  equivalent shares outstanding       6,118     5,832        6,116      5,845
                                   ========   =======     ========   ========
Cash dividends per share           $    .03   $   .03     $    .03   $    .03
                                   ========   =======     ========   ========




The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                           1995     1994
                                                         -------   ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 5,065   $1,991
                                                         -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment        (1,379)  (1,171)
     Acquisitions of businesses                             (400)    (732)
     Other, net                                               57       45
                                                         -------   ------
          Net cash used in investing activities           (1,722)  (1,858)
                                                         -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                      136,956   32,451
     Repayment of debt                                  (140,304) (32,422)
     Cash dividends paid                                    (180)    (174)
     Proceeds from exercise of stock options                 186       15
                                                         -------   ------
          Net cash used in
            financing activities                          (3,342)    (130)
                                                         -------   ------
          Increase in cash                                     1        3
Cash, beginning of period                                     19       17
                                                         -------   ------
Cash, end of period                                      $    20   $   20
                                                         =======   ======
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Liabilities assumed                            $ 9,350   $  777
          Short-term debt issued                           1,500     ---
          Long-term debt issued                            5,631     ---
          Common stock issued                              2,926     ---
                                                         -------   ------
                                                         $19,407   $  777
                                                         =======   ======



The accompanying notes are a part of the consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Shelter Components Corporation and its wholly-owned subsidiaries (individually and collectively referred to as the "Corporation"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

The Consolidated Balance Sheet at December 31, 1994 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE B--INVENTORIES

Inventories at June 30, 1995 and December 31, 1994 consisted of the following components (in thousands):
                                       June 30, 1995     December 31, 1994
                                       -------------     -----------------
     Raw materials                        $ 7,196            $ 8,232
     Work in process                        3,400              3,890
     Finished goods                         4,396              5,029
     Goods held for resale                 34,332             27,615
                                          -------            -------
                                          $49,324            $44,766
                                          =======            =======
NOTE C--DEBT

In connection with the January 1995 acquisition of the operations and net assets of BABSCO, Inc. ("BABSCO") (see Note D), the Corporation issued promissory notes payable to the seller, totalling $7.1 million, including a demand note of $1.5 million which was subsequently paid in March. The remaining notes consist of a $4.8 million unsecured demand note due January 1996 and an $800,000 unsecured five-year term note due in quarterly installments beginning April 1, 1995. Also the Corporation assumed a $1.2 million, 7.84% mortgage on certain real estate acquired concurrent with the acquisition of BABSCO.

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

On March 27, 1995, the Corporation refinanced outstanding borrowings under its existing bank credit agreements with a $25 million, unsecured, revolving line of credit (the "Revolver"). The Revolver requires monthly interest payments based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Corporation's leverage ratio, as defined. The Revolver also requires an annual commitment fee of 1/8% per annum based on the unused portion, and all amounts outstanding under the Revolver will be due at maturity, April 30, 1997. Outstanding borrowings under the revolver at June 30, 1995 were $5 million.

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

Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994 is as follows (in thousands, except per share amounts):
                                       Three Months Ended   Six Months Ended
                                         June 30, 1994       June 30, 1994
                                       ------------------   ---------------
Net sales                                    $96,473            $177,812
Net income                                     2,346               4,298
Earnings per common share                        .38                 .70

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------
The following table sets forth the consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994, expressed as a percentage of net sales:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        1995      1994        1995      1994
                                       ------    ------      ------    ------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of sales                           85.5      84.8        85.2      84.3
                                       ------    ------      ------    ------
     Gross profit                       14.5      15.2        14.8      15.7
Other income - commissions                .7       1.0          .7        .9
                                       ------    ------      ------    ------
                                        15.2      16.2        15.5      16.6
Selling, general & administrative
  expenses                              10.9      11.7        11.3      12.1
                                       ------    ------      ------    ------
Operating income                         4.3       4.5         4.2       4.5
Interest expense, net                     .6        .2          .6        .2
                                       ------    ------      ------    ------
     Income before income taxes          3.7       4.3         3.6       4.3
Income taxes                             1.4       1.7         1.4       1.7
                                       ------    ------      ------    ------
     Net income                          2.3%      2.6%        2.2%      2.6%
                                       ======    ======      ======    ======

Net sales increased by $32 million (38%) for the quarter ended June 30, 1995 compared to the 1994 quarter. $16 million of the sales increase is attributed to the operations of BABSCO, Inc. ("BABSCO"), which was acquired January 1995. The remaining $16 million increase reflects a 19% improvement over net sales for the comparable operations in the 1994 quarter, and exceeded the 10% increase in homes produced during the quarter by the Manufactured Housing industry, the Corporation's primary market. The Corporation continues to improve its market share in certain products and territories.

For the six month period ended June 30, 1995, net sales increased by $70 million (45%) when compared to the first half of 1994. $31 million of the net sales increase is due to the acquired operations of BABSCO. The remaining operations net sales increased by $39 million (25%) which compares favorably to the 12% increase in manufactured homes produced during the first half of 1995 as compared to the same period in 1994. Sales to the Manufactured Housing industry represent approximately 75% of the Corporation's net sales.

Gross profit as a percentage of net sales was 14.5% and 15.2% for the quarters ended June 30, 1995 and 1994, respectively. For the six-month periods ended June 30, 1995 and 1994, the gross profit percentages were 14.8% and 15.7%, respectively. The reduction in gross profit margins is largely due to the significant increase in lower margin distribution sales. In addition, the Corporation experienced considerably higher sales volume in its laminating operations (Design Components), also yielding gross profit margins below the Corporation's average. The pricing environment continues to be very competitive in both the Manufactured Housing and Recreational Vehicle markets, as the Corporation generally competes with smaller, regional suppliers for market share.

Selling, general, and administrative expenses as a percentage of net sales were 10.9% and 11.7% for the quarters ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, these percentages were 11.3% and 12.1%, respectively. The decrease in this percentage reflects the higher volume of net sales during the period, without a significant increase in fixed costs.

Interest expense increased for the quarter from $201,000 to $714,000 reflecting the increased borrowings necessary to fund increased working capital levels, borrowings to pay off liabilities assumed or incurred in the acquisition of BABSCO, and higher prevailing interest rates during the 1995 quarter. Interest expense for the six months ended June 30, 1995 and 1994 was $1,332,000 and $385,000, respectively, also reflective of the same factors mentioned above.

Federal and state income taxes as a percentage of income before income taxes were between 39% and 40% for all periods presented.

Net income as a percentage of net sales was 2.3% and 2.6% for the quarters ended June 30, 1995 and 1994, respectively. For the six-month periods ended June 30, 1995 and 1994, these percentages were 2.2% and 2.6%, respectively. The decrease in these percentages resulted primarily from lower gross profit margins as discussed above and the financing costs incurred in connection with the acquisition of BABSCO.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
During the quarter ended June 30, 1995, working capital decreased $3.7 million, due to improved inventory management which reduced inventory levels by $4.4 million during the period. For the six months ended June 30, 1995, working capital increased $1 million.

During the quarter ended June 30, 1995, the Corporation reduced its interest-bearing debt by $6.1 million from $37.8 million at March 31, 1995 to $31.7 million at June 30, 1995. This reduction of debt reflects the net earnings of $2.6 million for the quarter coupled with the $3.7 million reduction of working capital discussed previously. For the first six months of 1995, the Corporation's total interest-bearing debt increased by $8.0 million, which was principally attributable to the BABSCO acquisition.

Capital expenditures during the six months ended June 30, 1995 were $1.4 million compared with depreciation expense of $921,000 during the period, reflecting the need to upgrade certain manufacturing equipment. Capital expenditures during 1995 are expected to approximate the Corporation's projected annual depreciation of $1.9 million.

Management believes the Corporation's financial condition remains strong and expects operations to continue to generate cash flows adequate to support working capital needs and capital expenditure requirements. Also, the Corporation has a $25 million revolving bank credit facility, of which only $5 million was outstanding as of June 30, 1995.

                          PART II  OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS
           Not applicable

Item 2     CHANGES IN SECURITIES
           Not applicable

Item 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
           a.  The annual meeting of the shareholders of Shelter
               Components Corporation was held on May 17, 1995.

           b.  The following Directors were elected Class A
               Directors for a three-year term expiring in 1998.
               The tabulation of votes on the election of these Directors was as follows:

                                        For     Withheld
               William N. Harper     4,614,552     243
               Ronald D. Minzey      4,614,552     243
               Mark C. Neilson       4,614,552     243
               Larry D. Renbarger    4,614,552     243

               The other Directors whose term of office continued after the meeting are as follows:

               Arthur M. Borden
               William B. Riblet
               Richard E. Summers
               William J. Barrett
               Herbert M. Gardner
               Cornelius J. Murphy

           c. At the annual meeting, the shareholders were also asked to ratify the selection by the Board of Directors of Coopers & Lybrand as certified public accountants for the Corporation for the year ending December 31, 1995. The tabulation of votes was as follows:

                                                For      Against   Abstained
               Ratification of
                  Coopers & Lybrand L.L.P.   4,614,239      156       400

Item 5     OTHER INFORMATION
           Not applicable

Item 6     EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                  11.1 - Statement Regarding Earnings Per Share

           b.  Reports on Form 8-K:
                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHELTER COMPONENTS CORPORATION
                                  (Registrant)


Dated:  August 10, 1995          By:  /S/ LARRY D. RENBARGER
                                     ----------------------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  August 10, 1995          By:  /S/ MARK C. NEILSON
                                     ----------------------------------
                                     Mark C. Neilson
                                     Secretary/Treasurer
                                     (Principal Financial & Accounting
                                     Officer) and Director