Form 10-Q
period 1995-09-30
SHELTER COMPONENTS CORP
filed 1995-11-14
CIK 821530

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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


          Common, $.01 par, 6,078,531 outstanding at November 10, 1995

                      SHELTER COMPONENTS CORPORATION

                                    INDEX
                                    -----

FINANCIAL INFORMATION
---------------------

PART I
------

  Item 1   Financial Statements:

           Consolidated Balance Sheets -- September 30, 1995
             and December 31, 1994

           Consolidated Statements of Income -- three and nine months ended September 30, 1995 and 1994

           Consolidated Statements of Cash Flows -- nine months ended September 30, 1995 and 1994

           Notes to Consolidated Financial Statements

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II     OTHER INFORMATION
-------     -----------------
  Item 1    Legal Proceedings

  Item 2    Changes in Securities

  Item 3    Defaults Upon Senior Securities

  Item 4    Submission of Matters to a Vote of Security Holders

  Item 5    Other Information

  Item 6    Exhibits and Reports on Form 8-K


SIGNATURES
----------

EXHIBITS
--------
            Exhibit 11.1 - Statement Regarding Computation of Per Share
                           Earnings

                         PART I  FINANCIAL INFORMATION

Item 1   Financial Statements
CONSOLIDATED BALANCE SHEETS
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                     September 30, 1995    December 31, 1994
                                     ------------------    -----------------
ASSETS                                     (Unaudited)
CURRENT ASSETS
     Cash                                    $     20           $    19
     Trade receivables, net                    32,177            20,985
     Inventories                               47,830            44,766
     Deferred income taxes                      1,285             1,285
     Prepaid expenses and other                   317               258
                                             --------           -------
          Total current assets                 81,629            67,313

PROPERTY, PLANT AND EQUIPMENT, NET             17,886            14,403
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              11,166             4,290
OTHER ASSETS                                    1,415             1,326
                                             --------           -------
          Total assets                       $112,096           $87,332
                                             ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                   $  4,723           $  ---
     Current maturities of long-
       term debt                                1,995             1,810
     Accounts payable, trade                   28,088            19,991
     Accrued expenses and income
       taxes payable                            7,642             4,736
                                             --------           -------
          Total current liabilities            42,448            26,537
                                             --------           -------
LONG-TERM DEBT                                 19,755            21,824
                                             --------           -------
DEFERRED INCOME TAXES                             855               855
                                             --------           -------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value             ---               ---
     Common stock, $.01 par value                  61                58
     Additional paid-in capital                11,429             8,399
     Retained earnings                         37,649            29,867
                                             --------           -------
                                               49,139            38,324
     Less, Treasury stock                         101               208
                                             --------           -------
          Total stockholders' equity           49,038            38,116
                                             --------           -------
          Total liabilities and stock-
            holders' equity                  $112,096           $87,332
                                             ========           =======
The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     1995       1994        1995       1994
                                   --------   -------     --------   --------
Net sales                          $119,349   $87,070     $344,653   $242,124

Cost of sales                       101,711    73,702      293,687    204,419
                                   --------   -------     --------   --------
     Gross profit                    17,638    13,368       50,966     37,705

Other income, commissions               788       897        2,350      2,263
                                   --------   -------     --------   --------
                                     18,426    14,265       53,316     39,968
Selling, general and administrative
  expenses                           13,119    10,075       38,451     28,780
                                   --------   -------     --------   --------
     Operating income                 5,307     4,190       14,865     11,188

Interest income                          25         9           49         31
Interest expense                       (581)     (270)      (1,913)      (655)
                                   --------   -------     --------   --------
     Income before income taxes       4,751     3,929       13,001     10,564

Income taxes                          1,846     1,573        5,044      4,226
                                   --------   -------     --------   --------
          Net income               $  2,905   $ 2,356     $  7,957   $  6,338
                                   ========   =======     ========   ========
Earnings per common and common
  equivalent share                 $    .47   $   .40     $   1.30   $   1.08
                                   ========   =======     ========   ========

Weighted average common and common
  equivalent shares outstanding       6,147     5,834        6,126      5,843
                                   ========   =======     ========   ========
Cash dividends per share           $    ---   $   ---     $    .03   $    .03
                                   ========   =======     ========   ========




The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                           1995     1994
                                                         -------   ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $11,495  $(2,812)
                                                         -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment        (2,470)  (1,753)
     Acquisitions of businesses                             (411)    (732)
     Other, net                                             (218)      62
                                                         -------   ------
          Net cash used in investing activities           (3,099)  (2,423)
                                                         -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                      163,540   65,751
     Repayment of debt                                  (171,974) (60,373)
     Cash dividends paid                                    (180)    (174)
     Proceeds from exercise of stock options                 219       24
                                                         -------   ------
          Net cash (used in) provided by
            financing activities                          (8,395)   5,228
                                                         -------   ------
          Increase (decrease) in cash                          1       (7)
Cash, beginning of period                                     19       17
                                                         -------   ------
Cash, end of period                                      $    20   $   10
                                                         =======   ======
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Liabilities assumed                            $ 9,469   $  775
          Short-term debt issued                           1,500     ---
          Long-term debt issued                            5,527     ---
          Common stock issued                              2,926     ---
                                                         -------   ------
                                                         $19,422   $  775
                                                         =======   ======



The accompanying notes are a part of the consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Shelter Components Corporation and its wholly-owned subsidiaries (individually and collectively referred to as the "Corporation"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

The Consolidated Balance Sheet at December 31, 1994 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE B--INVENTORIES

Inventories at September 30, 1995 and December 31, 1994 consisted of the following components (in thousands):
                                     September 30, 1995  December 31, 1994
                                     ------------------  -----------------
     Raw materials                        $ 6,974            $ 8,232
     Work in process                        3,295              3,890
     Finished goods                         4,262              5,029
     Goods held for resale                 33,299             27,615
                                          -------            -------
                                          $47,830            $44,766
                                          =======            =======
NOTE C--DEBT

In connection with the January 1995 acquisition of the operations and net assets of BABSCO, Inc. ("BABSCO") (see Note D), the Corporation issued promissory notes payable to the seller, totaling $7.0 million, including a demand note of $1.5 million which was subsequently paid in March. The remaining notes consist of a $4.7 million unsecured demand note due January 1996 and an $800,000 unsecured five-year term note due in quarterly installments beginning April 1, 1995. Also the Corporation assumed a $1.2 million, 7.84% mortgage on certain real estate acquired concurrent with the acquisition of BABSCO.

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

On March 27, 1995, the Corporation refinanced outstanding borrowings under its existing bank credit agreements with a $25 million, unsecured, revolving line of credit (the "Revolver"). The Revolver requires monthly interest payments based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Corporation's leverage ratio, as defined. The Revolver also requires an annual commitment fee of 1/8% per annum based on the unused portion, and all amounts outstanding under the Revolver will be due at maturity, April 30, 1998. There were no outstanding borrowings under the Revolver at September 30, 1995.

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

The total purchase price was $18.2 million, consisting of three promissory notes totaling $7.0 million, 269,058 restricted shares of common stock with a market value of approximately $2.9 million, and $8.3 million of assumed liabilities as of the closing date. The promissory notes include a $1.5 million demand note, an $800,000 note payable in quarterly installments over five years and a $4.7 million note due in January 1996. The $7.4 million excess of the purchase price over the fair value of acquired assets ("goodwill") is being amortized over a 20-year period. The acquisition has been accounted for using the purchase method of accounting, with the operating results of the acquired business being included in the Corporation's consolidated financial statements from the effective date of the acquisition, January 2, 1995.

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

Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994 is as follows (in thousands, except per share amounts):
                                       Three Months Ended   Nine Months Ended
                                       September 30, 1994   September 30, 1994
                                       ------------------   ------------------
Net sales                                    $99,721            $277,533
Net income                                     2,635               6,933
Earnings per common share                        .43                1.13

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------
The following table sets forth the consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994, expressed as a percentage of net sales:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1995      1994        1995      1994
                                       ------    ------      ------    ------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of sales                           85.2      84.6        85.2      84.4
                                       ------    ------      ------    ------
     Gross profit                       14.8      15.4        14.8      15.6
Other income - commissions                .6       1.0          .7        .9
                                       ------    ------      ------    ------
                                        15.4      16.4        15.5      16.5
Selling, general & administrative
  expenses                              11.0      11.6        11.2      11.9
                                       ------    ------      ------    ------
Operating income                         4.4       4.8         4.3       4.6
Interest expense, net                     .4        .3          .5        .3
                                       ------    ------      ------    ------
     Income before income taxes          4.0       4.5         3.8       4.3
Income taxes                             1.6       1.8         1.5       1.7
                                       ------    ------      ------    ------
     Net income                          2.4%      2.7%        2.3%      2.6%
                                       ======    ======      ======    ======

Net sales increased by $32 million (37%) for the quarter ended September 30, 1995 compared to the 1994 quarter. $15 million of the sales increase is attributed to the operations of BABSCO, Inc. ("BABSCO"), which was acquired January 1995. The remaining $17 million increase reflects a 20% improvement over net sales for the comparable operations in the 1994 quarter, and exceeded the 11% increase in manufactured homes produced during the quarter by the Manufactured Housing industry, the Corporation's primary market. The Corporation continues to improve its market share in certain product lines and territories.

For the nine month period ended September 30, 1995, net sales increased by $103 million (42%) when compared to the first nine months of 1994. $46 million of the net sales increase is due to the acquired operations of BABSCO. The remaining operations net sales increased by $57 million (23%) which compares favorably to the 12% increase in manufactured homes produced during the first nine months of 1995 as compared to the same period in 1994.

Management estimates that less than 3% of the sales increase during the 1995 periods, compared with the 1994 periods, was due to selling price increases. Sales to the Manufactured Housing industry represent approximately 75% of the Corporation's net sales.

Gross profit as a percentage of net sales was 14.8% and 15.4% for the quarters ended September 30, 1995 and 1994, respectively. For the nine-month periods ended September 30, 1995 and 1994, the gross profit percentages were 14.8% and 15.6%, respectively. The reduction in gross profit margins is largely due to the significant increase in lower margin distribution sales. In addition, the Corporation experienced considerably higher sales volume in its laminating operations (Design Components), also yielding gross profit margins below the Corporation's average. The pricing environment continues to be very competitive in both the Manufactured Housing and Recreational Vehicle markets, as the Corporation generally competes with smaller, regional suppliers for market share.

Selling, general, and administrative expenses as a percentage of net sales were 11.0% and 11.6% for the quarters ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, these percentages were 11.2% and 11.9%, respectively. The decrease in this percentage reflects the higher volume of net sales during the period, without a significant increase in fixed costs.

Interest expense increased for the quarter from $270,000 to $581,000 reflecting the increased borrowings to pay off liabilities assumed and incurred in the acquisition of BABSCO. Interest expense for the nine months ended September 30, 1995 and 1994 was $1,913,000 and $655,000, respectively, also reflective of the leveraged acquisition of BABSCO in January 1995.

Federal and state income taxes as a percentage of income before income taxes were between 39% and 40% for all periods presented.

Net income as a percentage of net sales was 2.4% and 2.7% for the quarters ended September 30, 1995 and 1994, respectively. For the nine-month periods ended September 30, 1995 and 1994, these percentages were 2.3% and 2.6%, respectively. The decrease in these percentages resulted primarily from lower gross profit margins as discussed above and the financing and goodwill amortization costs incurred in connection with the acquisition of BABSCO.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash flow from operating activities totaled $11.5 million for the nine-months ended September 30, 1995, consisting of net income of $8 million, depreciation and amortization of $2 million and reduction of working capital of $1.5 million. The working capital reduction was due to improved inventory management, coupled with extended terms negotiated with certain suppliers to increase accounts payable levels.

The Company used $3.1 million of the cash flows generated by operating activities in its investing activities during the nine month period ended September 30, 1995. Capital expenditures during the period totaled $2.5 million, including $400,000 expended for a corporate office building in Elkhart, Indiana. 1995 capital expenditures are anticipated to be approximately $2.7 million compared to depreciation expense of approximately $2 million.

The Company used the remaining $8.4 million of cash flows generated by operating activities to reduce its outstanding debt. The Company paid down $4.7 million of debt issued and assumed in the January 1995 acquisition of BABSCO, Inc., and eliminated all borrowings under the bank revolver by the end of the third quarter.

Management believes the Corporation's financial condition remains strong and expects operations to continue to generate cash flows adequate to support working capital needs and capital expenditure requirements. Also, the Corporation has a $25 million revolving bank credit facility on which there were no outstanding borrowings as of September 30, 1995.

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

Item 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable

Item 5     OTHER INFORMATION
           Not applicable

Item 6     EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                  11.1 - Statement Regarding Earnings Per Share

           b.  Reports on Form 8-K:
                  A report on Form 8-K was filed with the Securities and Exchange Commission on October 23, 1995, announcing the Corporation's Audit Committee decision to change independent auditors.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHELTER COMPONENTS CORPORATION
                                  (Registrant)


Dated:  November 13, 1995        By:
                                     ----------------------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  November 13, 1995        By:
                                     ----------------------------------
                                     Mark C. Neilson
                                     Secretary/Treasurer
                                     (Principal Financial & Accounting
                                     Officer) and Director