Form 10-K
period 1995-12-31
SHELTER COMPONENTS CORP
filed 1996-03-27
CIK 821530

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                      FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1995

                                {OR}

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from               to                   .

                           Commission File No. 1-9844

                         SHELTER COMPONENTS CORPORATION
               (Exact name of Registrant as specified in its charter)
          Indiana                                 22-2825183
(State of Incorporation)                    (IRS Employer Identification No.)
      2831 Dexter Drive, P.O. Box 4026, Elkhart, Indiana              46514
    (Address of principal executive offices)                       (Zip Code)

                                     (219) 262-4541
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
     Common Stock, $.01 Par Value               American Stock Exchange
        (Title of each class)      (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes X    No
                                             ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.   X
                   ---
The aggregate market value of the Common Shares held by non-affiliates of the Registrant, based on the closing price on February 29, 1996 as reported by The American Stock Exchange, was approximately $65,767,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 29, 1996, there were approximately 6,103,000 Common Shares outstanding.


                   Documents Incorporated by Reference
                                                  Parts of Form 10-K into which
Document                                           the Document is Incorporated

Portions of the Annual Report to Shareholders for the
Year Ended December 31, 1995                                       Part II

Portions of the Proxy Statement with Respect to the
1996 Annual Meeting of Shareholders of the Registrant	            Part III

                                  PART I

Item 1 - Business

(i)  General
Shelter Components Corporation ("Registrant") is a distributor of numerous products to the Manufactured Housing and Recreational Vehicle industries including carpet products, laminated wallboard products, and thermoformed bathroom products which are manufactured by wholly-owned subsidiaries. To a lesser extent, the Registrant distributes industrial supplies to other types of manufacturing companies in Northern Indiana and Southern Michigan and also processes yarn for use in the manufacture of carpet. Shelter Components Corporation's operations are the result of the acquisition of Thunander Corporation and Shelter Components, Inc. in 1988 with those corporations now operating as subsidiaries of the Registrant.

On January 31, 1992, the Registrant, through its wholly-owned subsidiary, Danube Carpet Mills, Inc. ("Danube"), acquired the business operations and net assets of E'Con Mills, Inc. ("E'Con"), a Chattanooga, Tennessee-based manufacturer of carpeting primarily for use by the Manufactured Housing industry. The operations of E'Con were subsequently integrated with Danube operations.

On October 7, 1993, the Registrant, through a newly-formed wholly-owned subsidiary, Design Components, Inc. acquired the business operations and net assets of Design Time, Inc. ("Design Time"), an Elkhart, Indiana based manufacturer of laminated wallboard products for use by the Manufactured Housing and Recreational Vehicle industries.

On May 2, 1994 the Company, through its wholly-owned subsidiary, Shelter Components of Indiana, Inc. acquired the business operations and operating assets of TATCO, Inc. ("TATCO") located in Lancaster, Pennsylvania. TATCO was a wholesale distributor of building and component products to the Manufactured Housing and Modular Housing industries.

Effective January 1, 1995, the Corporation, through its newly-formed wholly-owned subsidiary, Nubabsco, Inc. ("Nubabsco"), acquired the business operations and operating assets of BABSCO, Inc. ("BABSCO"), located in Elkhart, Indiana and having additional operations in Plymouth and Warsaw, Indiana and Mt. Joy, Pennsylvania. The Corporation subsequently changed the name of Nubabsco to BABSCO, Inc. BABSCO is a wholesale distributor of a full line of electrical products to the Recreational Vehicle, Manufactured Housing and Modular Housing industries, and to electrical contractors in the Northern Indiana and Southern Michigan region.

The Registrant's operations are conducted from its headquarters and distribution centers in Elkhart, Indiana and from 35 additional locations in other areas of the United States. Through these locations, the Registrant is able to service its customers who, in accordance with industry practice, generally do not inventory significant quantities of items supplied by the Registrant and, accordingly, require frequent deliveries.

(ii.)  Distributed Products
The principal products manufactured by others and distributed by the Registrant's subsidiary, Shelter Components of Indiana, Inc. are moulding, exterior wood and vinyl siding, visqueen, gypsum board, carpeting, vinyl flooring, parquet wood flooring, carpet padding, windows, plumbing, electrical products and thermoformed bathroom products.

The principal products manufactured by others and distributed by the Registrant's subsidiary, Thunander Corporation, are a wide variety of fasteners, hardware and power tools used in the production of both Manufactured Homes and Recreational Vehicles. The principal products manufactured by others and distributed by Klem Supply, Inc. are mill supplies and machinery used by the industrial supply market. Thunander and Klem distribute approximately 30,000 items. The fasteners include screws, bolts and nuts of various sizes and dimensions. Hardware components include lock sets, cabinet door pulls, hinges, door slides and drapery hardware. The power tools and mill supplies are comprised principally of stationary power tools, table saws, hoists and related equipment used in the manufacturing cycle, including complete plant set-ups. Additional items include plastic film, tape, glue, caulking, chemicals and abrasives.

The principal products manufactured by others and distributed by the Registrant's BABSCO, Inc. subsidiary are wire, wiring devices, power generators, circuit breakers, panels, and air conditioners.

In view of the variety of products distributed by the Registrant, its customers are able to maintain low inventories by placing frequent orders to meet their requirements for such items.

(iii.)  Manufactured Products
The principal products manufactured by the Registrant's subsidiaries are carpet, laminated wallboard products, and thermoformed bathroom products. One of the Registrant's subsidiaries also processes yarn through its Yarntex division for use in the manufacture of carpeting.

Carpet Manufacturing - Danube Carpet Mills, Inc. ("Danube") a subsidiary of Shelter, is a manufacturer of carpet for the Manufactured Housing and Recreational Vehicle industries. These industries require carpet of varying widths, weights, colors and backing which to some extent differ from those produced in the carpet industry in general. Substantially all of the Registrant's carpet is tufted in-house. Tufting is the process of inserting yarn into a primary back to form loops which may then be cut or left uncut, depending upon the desired appearance. The tufted product is then sent to an independent dyeing house where the desired color is achieved and is subsequently returned to Danube's finishing plant where the dyed carpet is bonded to a secondary backing. The finished rolls are then transferred to the warehouse for final inspection and shipment to the customer. Danube can generally deliver carpet within three to four days after receipt of the order.

Yarn Processing - Yarntex ("Yarntex") a division of Danube, twists and heat sets yarn for the carpet industry and, to a lesser extent, for use by other textile mills in the manufacture of other yarn related products.
Approximately 67% of Yarntex sales were made to Danube in 1995.

Laminated Wallboard - Design Components, Inc. ("Design") a subsidiary of Shelter, manufactures laminated wallboard products and vinyl-wrapped decorative mouldings primarily for the Manufactured Housing and Recreational Vehicle industries and, to a lesser extent, manufactures laminated wall display systems for the retail distribution industry. Decorative paper or vinyl wall coverings are laminated onto 4'x 8' sheets of gypsum or lauan and are shipped directly to the customers from one of Design's five manufacturing facilities located in Indiana, Georgia, Tennessee, and Texas (2).

Thermoforming - Better Bath Components, Inc. ("Better Bath") and Duo-Form of Michigan, Inc. ("Duo-Form") both subsidiaries of Registrant manufacture bathtubs, shower enclosures and tub wall surrounds using the thermoforming process. Thermoforming is the heating of plastic sheet to a softening temperature and forcing the hot flexible material over a mold by the use of mechanical and vacuum pressure. Allowed to cool, the plastic retains the exact shape and detail of the mold. Better Bath manufactures primarily for the Manufactured Housing industry and Duo-Form manufactures primarily for the Recreational Vehicle industry.

(iv.)  Purchasing
The Registrant's purchases of products for distribution are from domestic and foreign sources. In 1995, five unaffiliated suppliers accounted for approximately 37% of consolidated purchases. The relationships with those suppliers have been good and the Registrant does not have any reason to anticipate that they will not continue.

The raw material used by the Registrant for its manufactured products are generally available from a number of sources and the loss of any one source would not have a material adverse effect on the Registrant.

The Registrant's purchases, primarily of fasteners, hardware, and plywood include products manufactured in foreign countries, principally Korea, Indonesia, Malaysia, China, and Taiwan. The Registrant also purchases products from United States based distributors and/or affiliates of the foreign manufacturers. Shipments of foreign manufactured products may be delayed as a result of shipping difficulties, dock strikes, export and import restrictions, and other factors beyond the control of the Registrant. The Registrant generally makes purchases by purchase orders rather than long-term contracts. Orders for U.S. manufactured products usually require one to two months lead time and foreign products up to four months.

(v.)  Industry Segment
The Registrant is engaged in only one industry segment; the manufacture and wholesale distribution of products, components and tools for use principally by the Manufactured Housing and Recreational Vehicle industries and to other manufacturing companies.

According to the National Conference of States on Building Codes and Standards, there were approximately 340,000, 304,000, and 254,000 manufactured homes built in the United States in 1995, 1994 and 1993, respectively. Most Manufactured Housing and Recreational Vehicle manufacturers do not maintain significant inventories of parts and supplies as compared with their production requirements. Distributors, including the Registrant, must therefore bear the risk of making accurate advance estimates of customer orders and maintaining adequate levels of inventories to meet the needs of their customers. The Manufactured Housing and Recreational Vehicle supply and distribution industry is generally fragmented, characterized by small and medium size enterprises located throughout the country.

(vi.)  Sales and Principal Customer
The Registrant's sales are conducted principally through its staff of 175 full-time salesmen. Sales are made by personal contact, principally by visiting customer locations and by telephone contact. As of December 31, 1995, the Registrant had approximately 3,500 active customers, including one (Fleetwood Enterprises, Inc.), which accounted for approximately 12% of the Registrant's 1995 net sales.

The nature of the Registrant's business and the industry requires that the Registrant be able to deliver orders promptly from its inventory and consequently the Registrant does not generally have a significant backlog of orders.

(vii.)  Facilities
Because of the substantial expense in shipping Manufactured Homes, manufacturers maintain production facilities in or close to the principal market for these products. The Registrant maintains 11 manufacturing and related facilities and 24 warehouse/distribution centers. Each warehouse/ distribution center and manufacturing facility is located in a major

Manufactured Housing and/or Recreational Vehicle market and, consequently, the Registrant's delivery time to its customers is minimized. The Registrant generally purchases its principal products in truckload quantities and maintains substantial inventories of these products in each of their warehouse/distribution centers. Most of the products are sold directly from the warehouse/distribution centers and delivered by the Registrant's trucks, vans or by common carriers, with the balance shipped directly from the product manufacturer's facilities to the customer. Although the Registrant has had long-standing business relationships with many of its customers, there are generally no exclusive or long-term contracts with them.

(viii.)  Competition
The ability of the Registrant to compete as a supplier to the Manufactured Housing and Recreational Vehicle industries is largely dependent on maintaining an inventory of a wide variety of products, offering competitive prices and being able to manufacture and deliver on short notice. Although numerous manufacturers and distributors are engaged in this industry, the Registrant believes it is one of the nation's largest wholesale distributors of products used in the Manufactured Housing and Recreational Vehicle industries, carrying what it believes to be a wider array of products than any of its competitors.

(ix.)  Employees
As of December 31, 1995, the Registrant had 1,352 full-time employees, of whom 175 were engaged in sales, 897 in warehouse, manufacturing and distribution services, and 280 in administration. The Registrant has experienced no work stoppage arising from labor disputes and considers employee relations to be good. None of the employees are covered by collective bargaining agreements.

(x.)  Seasonality
Sales in the Manufactured Housing and Recreational Vehicle industries are usually seasonal in nature, with most units normally being sold in the period from March through October. Historically, the Registrant's sales generally tend to be greater during the second and third quarter of each calendar year and lower during the first and last quarter of the calendar year. Operations during the fourth quarter of 1995 were adversely affected by winter storms that restricted the movement of finished manufactured homes and RVs by the Corporation's customers to their retail dealerships. These conditions were not experienced during the fourth quarters of 1994 and 1993.

Item 2 - Properties

Set forth below is a brief summary of the properties which were owned or leased by the Registrant as of December 31, 1995:

LOCATION                SQUARE FOOTAGE         USE         OWNED OR LEASED
Elkhart, IN                5,000        Corporate Offices       Owned

DISTRIBUTION
Elkhart, IN               75,000        Distribution            Leased (a)
Elkhart, IN               15,000        Distribution            Owned
Elkhart, IN               65,000        Distribution            Owned
Elkhart, IN               40,000        Distribution            Owned
Elkhart, IN               70,000        Distribution            Owned
Elkhart, IN               21,500        Distribution            Leased (b)
Plymouth, IN               5,000        Distribution            Leased
Warsaw, IN                20,000        Distribution            Leased (b)
Bear Creek, AL            55,000        Distribution            Leased (a)
Phoenix, AZ               59,000        Distribution            Leased
Ontario, CA               35,000        Distribution            Leased
Concord, NC               55,000        Distribution            Owned
Newton, KS                32,000        Distribution            Leased
Valdosta, GA              73,000        Distribution            Leased
Lakeland, FL              23,000        Distribution            Leased
Milwaukie, OR             38,000        Distribution            Leased
Morristown, TN            20,000        Distribution            Leased
Ft. Worth, TX             91,000        Distribution            Leased
Ft. Worth, TX             42,000        Distribution            Owned
Ft. Worth, TX              6,000        Distribution            Leased
Moultrie, GA              10,000        Distribution            Owned
Lancaster, PA             43,000        Distribution            Leased
Leola, PA                 13,000        Distribution            Owned
Mt. Joy, PA               24,000        Distribution            Leased

MANUFACTURING
Ft. Oglethorpe, GA        78,000        Carpet Tufting          Owned
Ft. Oglethorpe, GA        20,000        Warehouse-Carpet        Owned
Ft. Oglethorpe, GA        35,000        Warehouse-Yarn          Owned
Chattanooga, TN           74,000        Carpet Finishing        Owned
Chattanooga, TN           63,000        Warehouse-Carpet        Owned
Lafayette, GA             73,000        Yarn Processing         Owned
Waxahachie, TX           100,000        Thermoforming           Leased (a)
Edwardsburg, MI           70,000        Thermoforming           Owned
Elkhart, IN               74,000        Laminating              Owned
Elkhart, IN               12,000        Assembly                Leased (b)
Elkhart, IN               20,000        Warehouse-Laminating    Owned
Tifton, GA                22,000        Laminating              Owned
Madisonville, TN          38,000        Laminating              Leased
Mansfield, TX             25,000        Laminating              Owned
Temple, TX                44,000        Laminating              Leased

(a) These properties are leased from a partnership that is primarily owned by certain officers and directors of the Registrant. The rentals are believed to be as low or lower than could be obtained from an independent third party.
The Corporation exercised its option to purchase these facilities in February 1996 at a cost of $3.6 million.

(b) These properties are being leased from one of the officers of the Registrant at rental rates believed to be as low or lower than could be obtained from an independent third party.

Management believes that the present facilities and the equipment therein are in good repair and are adequate to meet current requirements.


Item 3 - Legal Proceedings

The Registrant is not involved in any material litigation.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1995 to a vote of security holders.


                               PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

The information included under the caption "Securities Information" in Exhibit 13 of this Form 10-K report is incorporated herein by reference in response to this item.

Item 6 - Selected Financial Data

The information included under the caption "Selected Financial Data" in
Exhibit 13 of this Form 10-K report is incorporated herein by reference in response to this item.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information included under the caption ""Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 of this Form 10-K report is incorporated herein by reference in response to this item.

Item 8 - Financial Statements and Supplementary Data

The information included in Exhibit 13 of this Form 10-K report is incorporated herein by reference in response to this item.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Corporation changed independent accountants effective October 16, 1995. Information related to the change was filed with the SEC on October 23, 1995 on Form 8-K. There were no disagreements with accountants on accounting and financial disclosure.

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

(a) Directors - The information included under the caption "Election of Directors" in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1996 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

(b)  Executive Officers -
                                           Date
Name of Officer and        Age as of    First Elected    Principal Occupation
Positions/Offices         February 29,  to Executive     & Employment During
Presently Held                1996        Office           Past Five Years

Larry D. Renbarger            57           1987        President and Chief
 President, Chief                                      Executive Officer of
  Executive Officer and                                the Corporation since
  Director                                             May 1992; prior to
                                                       that, Mr. Renbarger
                                                       was President of
                                                       Shelter Components of
                                                       Indiana, Inc., a sub-
                                                       sidiary of the
                                                       Corporation.

Gerald R. Stults             47         1995           Prior to joining the
  Executive Vice President                             Corporation in August
  and Chief Operating Officer                          1995, Mr. Stults was
                                                       President and owner of
                                                       BABSCO, Inc. from Jan-
                                                       uary 1981 until Jan-
                                                       uary 1995 when the
                                                       Corporation acquired
                                                       BABSCO, Inc. from him.

Mark C. Neilson              37         1987           Vice President of
  Vice President of                                    Finance, Secretary and
  Finance, Secretary                                   Treasurer of the
  and Treasurer and                                    Corporation.
  Director

James E. DeCraene            51         1993           Prior to joining the
  Vice President of                                    Corporation in 1993, Mr.
  Planning and Development                             DeCraene was Vice
                                                       President and General
                                                       Manager of Harmon Glass
                                                       Corporation from 1982
                                                       through 1992.


Item 11 - Executive Compensation

The information included under the captions "Meetings and Committees of the Board of Directors", "Director Compensation", "Executive Compensation", "Compensation Committee Report on Executive Compensation", "Amendments to Key Employees Stock Incentive Plan", and "Employees' Savings and Investment Plan" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions "Principal Shareholders and Management Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 13 - Certain Relationships and Related Transactions

The information contained under the caption "Transactions With Management and Directors" in the Proxy Statement is incorporated herein by reference in response to this item.

                                  PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as Part of This Report

     1. Financial Statements:
        The information included under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Report of Independent Accountants" in Exhibit 13 of this Form 10-K is incorporated herein by reference in response to this item. The "Report of Independent Accountants" for 1994 and 1993 appears on page 13 of this Form 10-K report.


     2. Financial Statement Schedule:                                 Page

        Report of Independent Accountants on
          Financial Statement Schedule - 1995                          12

        Report of Independent Accountants on
          Financial Statement Schedule - 1994 and 1993                 13

        Schedule II - Valuation and Qualifying Accounts                14

Schedules other than listed above are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.

     3. Exhibits

        See Index to Exhibits on page 15.

(b)  Reports on Form 8-K

     Form 8-K was filed on October 23, 1995 announcing the change in independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHELTER COMPONENTS CORPORATION
                                             (Registrant)

Dated:    March 27, 1996           By: /S/ Larry D. Renbarger
                                      Larry D. Renbarger, President, Chief
                                      Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:    March 27, 1996          By: /S/ Larry D. Renbarger
                                     Larry D. Renbarger
                                     President, Chief Executive Officer and
                                     Director

Dated:    March 27, 1996          By: /S/ Mark C. Neilson
                                      Mark C. Neilson
                                      Treasurer, Secretary and Director
                                       (Principal Financial and Accounting
                                        Officer)

Dated:    March 27, 1996          By: /S/ William N. Harper
                                      William N. Harper
                                      Chairman of the Board and Director

Dated:    March 27, 1996          By: /S/ Ronald D. Minzey
                                      Ronald D. Minzey
                                      Director

Dated:    March 27, 1996          By: /S/ William B. Riblet
                                      William B. Riblet
                                      Director

Dated:	  March 27, 1996          By: /S/ Richard E. Summers
                                      Richard E. Summers
                                      Director

                    SHELTER COMPONENTS CORPORATION
                    INDEX TO FINANCIAL STATEMENTS

The financial statements and supplementary data of Shelter Components Corporation and its consolidated subsidiaries, together with the report thereon of Price Waterhouse LLP dated February 15, 1996, appearing on pages 16 through 37 of this Form 10-K report are incorporated by reference in this Form 10-K Annual Report. The report of predecessor independent accountants for the years ended December 31, 1994 and 1993 appears on page 13 of this Form 10-K Annual Report. The following additional financial data should be read in conjunction with such financial statements. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Additional Information:                                               Page

Report of Independent Accountants on
  Financial Statement Schedule - 1995                                   12

Report of Independent Accountants on
  Financial Statement Schedule - 1994 and 1993	                         13

Schedule II                                                             14

Index to Exhibits                                                       15

Consolidated Financial Statements and Notes
  to Consolidated Financial Statements                                 22-34

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Shelter Components Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 15, 1996 appearing in the 1995 Annual Report to Shareholders of Shelter Components Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K as of and for the year ended December 31, 1995. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 1995 when read in conjunction with the related consolidated financial statements.

The financial statements and the financial statement schedule of Shelter Components Corporation for the years ended December 31, 1994 and 1993 were audited by other independent accountants, whose report dated February 7, 1995, except as to the information presented in footnote 4 for which the date was March 27, 1995, expressed an unqualified opinion on those statements.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
South Bend, Indiana
February 15, 1996

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Shelter Components Corporation:

We have audited the consolidated financial statements and the financial statement schedule of Shelter Components Corporation and subsidiaries as of December 31, 1994, and for each of the two years in the period ended December 31, 1994, as listed in Items 14(a)(1) and 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Components Corporation and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                              /s/ Coopers & Lybrand L.L.P.



Elkhart, Indiana
February 7, 1995, except as to the
  information presented in Note 4,
  for which the date is March 27, 1995.

                         SHELTER COMPONENTS CORPORATION
                                AND SUBSIDIARIES

                                   SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1995, 1994 and 1993


  Column A            Column B          Column C          Column D    Column E

                     Balance at   Charged to  Charged to               Balance
                     Beginning    Costs and     Other     Deductions   at End
Description           of Year     Expenses    Accounts       (a)       of Year
Allowance for doubt-
ful receivables de-
ducted from accounts
receivable, trade,
in the consolidated
balance sheet:
     1995            $500,000     $181,000    $ -0-       $181,000    $500,000

     1994             567,000      (21,000)     -0-         46,000     500,000

     1993             577,000       27,000      -0-         37,000     567,000



Accrual for costs
associated with
moving the Yarntex,
Inc. operations to
a new facility in
early 1993,included
in accrued expenses
in the consolidated
balance sheet:

    1993            $200,000       $ -0-      $ -0-        $200,000     $ -0-




(a)  Losses, net of recoveries.

                             SHELTER COMPONENTS CORPORATION
                                    FORM 10-K
                                December 31, 1995
                                Index to Exhibits
Number Assigned                                           Sequential Number-
in Regulation                                               ing System Page
S-K,Item 601          Description of Exhibit               Number of Exhibit
-----------------------------------------------------------------------------
(3)      3.1+      Certificate of Incorporation, as amended
         3.2+      By-Laws, as amended
(4)                No exhibit
(9)                No exhibit
(10)    10.8+      Employee Incentive Stock Option Plan
        10.20*     Asset Purchase Agreement for purchase of
                     E'Con Mills, Inc. Agreement dated January
                     22, 1992, including Exhibit S-2, Non-
                     Compete Agreement with Anthony Bell
        10.23++    Note Agreement, dated March 4, 1993 between
                     the Registrant and Massachusetts Mutual Life
                     Insurance Corporation
       10.24**     Asset Purchase and Sale Agreement for pur-
                     chase of Design Time, Inc. dated October 7,
                     1993, including Exhibits 5.1 (Non-Compete
                     Agreement) and 5.3 (Consulting Agreement)
       10.27+++    Asset Purchase and Sale Agreement for pur-
                     chase of BABSCO, Inc. dated January 27, 1995
       10.28***    Amended Note Agreement dated February 21, 1995
                     between the Registrant and Massachusetts Mutual
                     Life Insurance Corporation (amends 10.23)
       10.29***    Note Agreement dated February 21, 1995 between
                     the Registrant and Massachusetts Mutual Life
                     Insurance Corporation
       10.30***    Revolving Credit Agreement dated March 27, 1995
                     between the Registrant and Society National
                     Bank, Indiana
(11)               No exhibit
(12)               No exhibit
(13)               Portion of the Registrant's 1995 Annual Report to 	16 - 37
                     Shareholders
(16)               No exhibit
(18)               No exhibit
(19)               No exhibit
(21)               Subsidiaries of the Registrant                       38
(22)               No exhibit
(23)               No exhibit
(24)               No exhibit
(27)               Financial Data Schedule                              39
(28)               No exhibit

+ Filed as an exhibit to Registration Statement File No. 2-80714-C and hereby incorporated by reference thereto.
* Filed as an Exhibit to the Corporation's report on Form 8-K dated February 15, 1992, and hereby incorporated by reference thereto.
++  Filed as an exhibit to the Corporation's report on Form 10-K dated
    March 26, 1993 and hereby incorporated by reference thereto.
** Filed as an exhibit to the Corporation's report on Form 8-K dated October 15, 1993 and hereby incorporated by reference thereto.
+++ Filed as an exhibit to the Corporation's report on Form 8-K dated
    January 30, 1995 and hereby incorporated by reference thereto.
*** Filed as an exhibit to the Corporation's report on Form 10-K dated March
 	    28, 1995 and hereby incorporated by reference thereto.

                         SHELTER COMPONENTS CORPORATION             Exhibit 13
                   PORTIONS OF ANNUAL REPORT TO SHAREHOLDERS
                    INCORPORATED BY REFERENCE INTO FORM 10-K

SELECTED FINANCIAL DATA
OPERATING RESULTS DATA                 Years ended December 31
(in thousands, except per share data)
                                1995      1994      1993      1992      1991

Net sales                    $462,323  $333,104  $236,958  $193,627  $142,481

Net income                     10,038     8,697     6,562     4,220     1,160

Net income per share:

  Primary                        1.63      1.49      1.13       .77       .21

  Fully diluted                  1.63      1.49      1.13       .73       .21

Cash dividends per share          .06       .06       .04       .01        _

Weighted average shares:

   Primary                      6,144     5,840     5,792     5,487     5,388

   Fully diluted                6,158     5,842     5,815     5,778     5,657

Operating results data include the results of acquired businesses from the dates of acquisition (BABSCO, Inc. - January 1, 1995; TATCO, Inc. - May 2, 1994; Design Components, Inc. - October 7, 1993; and E'Con Mills, Inc. - January 31, 1992.)

All share and per share data have been adjusted for stock splits.

 [Graphic - In the margin of the presentation of "SELECTED FINANCIAL DATA" in the annual report to shareholders are three charts.

   1. The top chart presents the Corporation's "Net Sales" trend for five years. The X axis shows the years 1991 through 1995. The Y axis represents net sales dollars, in millions.

   2. The middle chart presents the Corporation's "Net Income" trend for five years. The X axis shows the years 1991 through 1995. The Y axis represents net income, in millions.

   3. The bottom chart presents the Corporation's "Earnings per Share" trend for five years. The X axis shows the years 1991 through 1995. The Y axis represents fully-diluted earnings per share.]


BALANCE SHEET DATA                      As of  December 31
(in thousands)
                                1995      1994      1993      1992      1991

Working capital              $ 41,729  $ 40,776  $ 22,998  $ 21,148  $ 16,566

Total assets                  107,414    87,332    61,917    47,647    38,537

Long-term debt, net of
 current maturities            19,596    21,824    11,766     9,695     8,152

Shareholders' equity           51,168    38,116    29,729    23,336    19,061

QUARTERLY RESULTS

Presented below is certain selected quarterly financial information for the years ended December 31, 1995 and 1994: (in thousands, except per share data)


              First        Second         Third         Fourth         1995
1995         Quarter       Quarter       Quarter        Quarter        Total

Net sales   $108,898      $116,406      $119,349       $117,670      $462,323

Gross profit  16,471        16,857        17,638         17,582        68,548

Net income     2,423         2,629         2,905          2,081        10,038

Earnings per
 common share:   .40           .43           .47            .34          1.63




               First        Second         Third        Fourth         1994
1994          Quarter       Quarter       Quarter       Quarter        Total

Net sales   $ 70,930      $ 84,124      $ 87,070       $ 90,980      $333,104

Gross profit  11,534        12,803        13,368         13,591        51,296

Net income     1,820         2,162         2,356          2,359         8,697

Earnings per
 common share:   .31           .37           .40            .40          1.49

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to changes in the average common and common equivalent shares.


  [Graphic - In the margin of the presentation of "QUARTERLY RESULTS" in the annual report to shareholders are two charts.

    1. The top chart presents the Corporation's "Net Sales by Quarter" for 1994 and 1995. The X axis shows the captions for "1st", "2nd", "3rd", and "4th" quarters. The Y axis represents net sales dollars, in millions.

   2. The bottom chart presents the Corporation's "Earnings per Share by Quarter" for 1994 and 1995. The X axis shows the captions for "1st", "2nd", "3rd", and "4th" quarters. The Y axis represents earnings per share.]

Management's Discussion and Analysis of
Financial Condition and Results of Operations

SIGNIFICANT FACTORS
The following discussion includes the financial condition, results of operations, and liquidity for the Corporation and its subsidiaries as of December 31, 1995 and 1994 and for the three years ended December 31, 1995. The 1995 results include the acquired electrical distribution operations of BABSCO, Inc. ("BABSCO") which was acquired on January 1, 1995 and the 1993 results include three months of the acquired laminating operations of Design Components, Inc. ("Design Components"), which was purchased October 7, 1993. Proforma information on the results of these acquisitions are reflected in
Note 9 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 expressed as a percentage of net sales:
                                            Years Ended December 31,
                                          1995          1994       1993
    Net sales                            100.0%        100.0%     100.0%
    Cost of sales                         85.2          84.6       83.7
         Gross profit                     14.8          15.4       16.3
    Other operating income-commissions      .7            .9         .8
                                          15.5          16.3       17.1
    Selling, general, and
      administrative expenses             11.4          11.7       12.3
         Operating income                  4.1           4.6        4.8
    Interest expense, net                   .5            .3         .2
         Income before income taxes        3.6           4.3        4.6
    Income taxes                           1.4           1.7        1.8
         Net income                        2.2%          2.6%       2.8%


1995 COMPARED TO 1994
Net sales increased by $129 million (39%) in 1995 from 1994. The 39% increase consisted of 18% attributable to the acquired electrical distribution operations of BABSCO and 21% by the other operating units of the Corporation. The 21% increase in comparable sales compared favorably with the 12% increase in homes produced in 1995 compared to 1994 by the Corporation's largest market, Manufactured Housing, which reported 340,000 homes produced in 1995 compared to 304,000 homes produced in 1994. Sales to the Manufactured Housing industry represent approximately 75% of the Corporation's net sales. The Corporation improved its market share in 1995, particularly in decorative wallboard (produced by Design Components) and in the Corporation's building products distribution operations, as sales in new territories continued to grow.

Management estimates that less than 3% of the sales increase during 1995, compared with 1994, was due to selling price increases.

Gross profit margins were 14.8% and 15.4% of net sales for 1995 and 1994, respectively. The reduction of gross profit margins in 1995 reflects the increased sales of lower margin laminated decorative wallboard and other building products at a faster growth rate than certain of the Corporation's other products. Also, the increased demand for truckload quantities of product on a "direct ship" basis had a slightly adverse impact on overall gross margins. Management anticipates that pressure on gross margins will continue in 1996, as the Manufactured Housing and Recreational Vehicle industries continue to experience consolidation of producers and suppliers alike. Strategies are in place to attempt to stabilize gross margins at 1995 levels.

Commission income is earned by the Corporation for selling, warehousing, and delivering certain products for a number of unaffiliated manufacturers of building products and components with which the Corporation has distribution agreements. During 1995, the Corporation's commission rate was reduced by a certain supplier, resulting in less commission income during the year on greater sales than in 1994.

Selling, general and administrative expenses decreased from 11.7% of net sales in 1994 to 11.4% in 1995. The reduction in this percentage reflects the Corporation's capacity to increase sales without a proportionate increase in fixed costs. As the Corporation moves forward into 1996, the further reduction of these expenses as a percentage of net sales will be a key element of management's efforts to improve net profit margins.

Interest expense increased from $1.0 million in 1994 to $2.5 million in 1995 due to the debt incurred and assumed in connection with the January 1995 acquisition of the operations and net assets of BABSCO. The increase also reflects higher prevailing short-term borrowing rates on working capital debt outstanding during 1995 as compared to short-term borrowing rates in 1994.

Federal and state income taxes as a percentage of income before income taxes were 39% for 1995 and 1994.

Net income as a percentage of net sales was 2.2% and 2.6% for 1995 and 1994, respectively. The primary cause of the decline in this percentage was the acquisition of BABSCO in 1995. BABSCO accounted for 13% of 1995 net sales and less than 2% of net income. The addition of these operations had a .3% adverse effect on 1995 net income as a percentage of net sales. The remaining decline of .1% is a result of the decline in gross margins as a percentage of net sales, as discussed above.

1994 COMPARED TO 1993
Net sales increased by $96 million (41%) in 1994 as compared to 1993. The 41% increase in net sales compared favorably to the 20% increase in the total home production reported by the Corporation's primary market, the Manufactured Housing industry. In 1994, 304,000 manufactured homes were produced in the United States compared to 254,000 homes produced in 1993. The inclusion of a full year of the operations of Design Components (acquired in October 1993) accounted for $20 million of the sales growth and the increased sales of Design Components and the other operating subsidiaries of the Corporation accounted for the remaining $76 million. The Corporation continued to improve its market share by increasing sales of electrical products, as well as expanding into new territories, specifically Arizona and Pennsylvania in 1994.

Gross profit margins were 15.4% and 16.3% of net sales for 1994 and 1993, respectively. Gross margins were adversely impacted in 1994 by continued intense competition for market share from other suppliers, as well as temporary absorption of material cost increases experienced in various distributed and manufactured product lines during the year. The gross margins experienced by the Corporation's laminating operations (Design Components) were below the Corporation's consolidated average margins and had a .4% adverse impact on 1994 gross profit margins compared to 1993. In addition, the Corporation's distribution sales, which generally yield lower gross profit margins than the Corporation's average, increased by a greater degree than its manufacturing sales, thus reducing consolidated gross margins.

Commission income increased by 68% from $1.9 million in 1993 to $3.1 million in 1994. Commission income in 1994 increased more rapidly than net sales as a result of the acquisition of the operations of TATCO, Inc., which had a distribution agreement with the Corporation's wood moulding supplier.

Selling, general, and administrative expenses were 11.7% and 12.3% of net sales for 1994 and 1993, respectively. The reduction in this percentage reflects the Corporation's capacity to handle the increase in sales experienced in 1994 without having to proportionately increase its fixed operating costs.

Interest expense increased from $.7 million in 1993 to $1.0 million in 1994 due to rising short-term borrowing rates experienced in 1994, as well as increased outstanding borrowings required to support the higher working capital requirements of operations during 1994. The increase in interest expense also reflects the inclusion of the Corporation's investment in the operations of Design Components for the full year of 1994 compared to three months of 1993.

Federal and State income taxes as a percentage of income before income taxes were 39% for 1994 and 1993.

Net income was 2.6% and 2.8% of net sales for 1994 and 1993, respectively.
The reduction in this return is directly attributed to the losses experienced by the Corporation's laminating subsidiary, Design Components. These operations had a .4% adverse effect on 1994 net income as a percentage of net sales and a .1% adverse effect for 1993. The results of operations for Design Components were adversely affected in 1994 by significant raw material cost increases coupled with very competitive conditions for laminated gypsum and plywood wallboard products.

LIQUIDITY AND CAPITAL RESOURCES
The Corporation's cash flows from operating activities during 1995 were $11.9 million, reflecting net income of $10.0 million plus depreciation and amortization totalling $2.9 million. Working capital increased $1.0 million due to modest changes in accounts receivable and inventories during 1995. The percentage increase in accounts receivable at December 31, 1995 was less than the percentage increase in net sales for the year due to slower sales during the latter part of December 1995, due to inclement weather, compared to the same period in 1994. The reduction in inventories of $1.5 million (excluding the acquired electrical operations) is attributed to improved management of wholesale distribution inventories aided by computer systems installed in 1994. In late 1994, the Corporation built its inventory levels to take advantage of certain special pricing discounts and to defer cost increases on certain distributed products. These situations did not occur in late 1995, and accordingly, the Corporation was able to reduce its inventory levels and improve its cash flows from operating activities compared to 1994.

Cash used in investing activities during 1995 totalled $3.3 million, consisting primarily of $2.8 million of 1995 capital expenditures and $.4 million in cash paid at the closing date for the acquisition of BABSCO. Capital expenditures in 1995 included the purchase of a new corporate office building in Elkhart, Indiana at a cost of approximately $500,000. In 1996, the Corporation anticipates spending approximately $6.2 million to acquire real estate and expand facilities, certain of which are currently under operating leases (See Note 8 of the Notes to Consolidated Financial Statements). Capital expenditures in 1996 for non-real estate investments are anticipated to be approximately equal to the Corporation's $2.0 million budget for depreciation.

Cash flows used in financing activities during 1995 totalled $8.6 million, as the Corporation applied all of its net cash flows from operating activities ($11.9 million) less investing activities ($3.3 million) to reduce long-term debt. Total interest bearing debt increased, however, by $2.7 million to $26.3 million at December 31, 1995 compared with $23.6 million at December 31, 1994 as a total of $11.3 million of debt was assumed or issued in connection with the January 1995 acquisition of BABSCO. The ratio of debt to total capitalization was 34% at December 31, 1995 compared to 38% at December 31, 1994 and 49% in January 1995 immediately following the acquisition of BABSCO.

Management believes its financial condition to be strong as of December 31, 1995 and anticipates that its operations will continue to generate adequate cash flows to meet its seasonal working capital and capital expenditures requirements. Real estate investments totalling approximately $6.2 million are expected to be financed using the Corporation's $25 million revolving bank credit facility, which had no outstanding borrowings at December 31, 1995.

SEASONALITY
The Corporation's primary markets, the Manufactured Housing and Recreational Vehicle industries typically shut down for a week in early July and for a week over the Christmas holidays. Operations during the fourth quarter of 1995 were adversely affected by winter storms that restricted the shipment of finished manufactured homes and RV's by the Corporation's customers to their retail dealerships. These conditions were not experienced during the fourth quarter of 1994 or 1993.

INFLATION
Generally, the impact of inflation and changing prices had a minimal impact on operating results as increases in selling prices have closely followed increases in material costs. During late 1995, however, the Corporation temporarily absorbed certain product cost increases because of competitive market conditions. These increases combined with competitive market conditions for certain distributed products adversely impacted the Corporation's overall gross profit margins during 1995.

During 1994, the Corporation temporarily absorbed certain manufacturing material cost increases because of competitive market conditions. Significant raw material increases, combined with competitive market conditions for laminated gypsum wallboard products, adversely impacted the gross profit margins of Design Components during 1994.

OUTLOOK FOR 1996
The Corporation increased its net sales by 225% between 1991 and 1995 through acquisitions, increasing market share, regional expansion and increased demand in its primary market, Manufactured Housing. Management believes that the 1996 growth rate for Manufactured Housing will be approximately 5-8% in terms of homes produced.

The Corporation's strategies for 1996 and beyond will focus on achieving operating efficiencies to improve net income and net operating margins. The Corporation will also continue to seek strategic acquisitions and new product lines that enhance its position in the marketplace as a premier supplier to the markets it serves, as well as increasing shareholder value.

CONSOLIDATED BALANCE SHEETS
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES as of December 31, 1995 and 1994
(in thousands, except share and per share data)

ASSETS                                                       1995      1994
Current assets
  Cash                                                     $    24   $    19
  Trade receivables, less allowance for doubtful
    receivables, 1995 and 1994 - $500                       25,452    20,985
  Inventories                                               50,049    44,766
  Deferred income taxes                                      1,412     1,285
  Prepaid expenses and other                                   457       258

        Total current assets                                77,394    67,313

Property, plant and equipment, net                          17,587    14,403

Cost in excess of net assets acquired, net of
  accumulated amortization, 1995 - $1,125 and
  1994 - $576                                               11,554     4,290

Other assets                                                   879     1,326

        Total assets                                      $107,414  $ 87,332

LIABILITIES AND SHAREHOLDERS' EQUITY                         1995      1994
Current liabilities
  Note payable                                             $ 4,723   $     _
  Current maturities of long-term debt                       2,009     1,810
  Accounts payable, trade                                   23,159    19,991
  Accrued liabilities
     Salaries and wages                                      2,015     1,874
     Income taxes                                               43       461
     Other                                                   3,716     2,401

        Total current liabilities                           35,665    26,537

Long-term debt                                              19,596    21,824
Deferred income taxes                                          944       855
Other deferred liabilities                                      41         -
Commitments (Note 8)
Shareholders' equity
  Preferred stock, $.01 par value;
    authorized and unissued 1,000,000 shares                     -         -
  Common stock, $.01 par value; authorized
    10,000,000 shares, issued 1995 - 6,098,969 shares
    and 1994 - 5,829,911 shares                                 61        58
  Additional paid-in capital                                11,613     8,399
  Retained earnings                                         39,545    29,867
                                                            51,219    38,324
    Less, Treasury stock, at cost, 1995 -
     26,767 shares and 1994 - 110,155 shares                    51       208

        Total shareholders' equity                          51,168    38,116
        Total liabilities and shareholders' equity        $107,414  $ 87,332

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993
(in thousands, except per share data)



                                          1995          1994         1993

Net sales                              $462,323      $333,104     $236,958

Cost of sales                           393,775       281,808      198,311
       Gross profit                      68,548        51,296       38,647
Other operating income -
  commissions                             3,005         3,111        1,851
                                         71,553        54,407       40,498
Selling, general and
   administrative expenses               52,709        39,136       29,120
       Operating income                  18,844        15,271       11,378

Interest income                             142            38           80
Interest expense                         (2,472)       (1,035)        (696)

       Income before income taxes        16,514        14,274       10,762

Income taxes                              6,476         5,577        4,200

       Net income                      $ 10,038      $  8,697     $  6,562





Net income per share (Note 6)          $   1.63     $    1.49     $   1.13

Weighted average common and
   common equivalent shares
   outstanding                            6,144         5,840        5,792



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993
(in thousands, except per share data)
                                    Additional
                         Common     Paid-In     Retained    Treasury
                         Stock      Capital     Earnings     Stock      Total
Balance at
  January 1, 1993      $    39      $ 8,400     $15,187    $  (290)  $ 23,336

  Exercise of
    stock options            -           14           -         44         58

  Three-for-two stock
    split                   19          (19)          -          -          -

  Cash dividends
    ($.04 per share)         -            -        (227)         -       (227)

  Net income                 -            -       6,562          -      6,562

Balance at
  December 31, 1993         58        8,395      21,522       (246)    29,729

  Exercise of
     stock options           -            4           -         38         42

  Cash dividends
    ($.06 per share)         -            -        (346)         -       (346)

  Cash paid in lieu
    of fractional
    shares                   -            -          (6)         -         (6)

  Net income                 -            -       8,697          -      8,697
Balance at
  December 31, 1994         58        8,399      29,867       (208)    38,116

  Exercise of
     stock options           -          171           -        157        328

  Cash dividends
    ($.06 per share)         -            -        (360)         -       (360)

  Issuance of common
   shares in connection
   with a business
   acquisition (Note 9)      3        2,923           -          -      2,926

  Tax benefit from
   early sale of stock
   acquired with options     -          120           -          -        120

  Net income                 -            -       10,038         -     10,038
Balance at
 December 31, 1995      $   61      $11,613      $39,545   $   (51)   $51,168

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1995, 1994 and 1993
(in thousands)
                                                    1995      1994      1993
Cash flows from operating activities
  Net income                                     $ 10,038  $  8,697  $  6,562
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                                  1,930     1,508     1,217
      Amortization                                    967       524       223
      (Gain) loss on sales of property,
        plant and equipment                            11       (53)       (8)
      Deferred income taxes                           (38)     (130)      116
      Changes in certain assets and liabili-
        ties, excluding effects from acquisitions:
          Trade receivables                        (1,346)   (6,327)   (4,939)
          Inventories                               1,481   (17,484)   (1,354)
          Prepaid expenses and other                 (154)      167      (163)
          Accounts payable, trade                  (1,159)    6,479      (108)
          Other current liabilities                   172      (183)      210
            Net cash provided by (used in)
             operating activities                  11,902    (6,802)    1,756

Cash flows from investing activities
  Proceeds from sales of property, plant
    and equipment                                      51       120       145
  Acquisitions of property, plant
    and equipment                                  (2,790)   (2,136)     (938)
  Acquisitions of businesses, net of
    cash acquired                                    (732)     (732)   (2,144)
  Other, net                                          180       132       160
            Net cash used in
              investing activities                 (3,291)   (2,616)   (2,777)

Cash flows from financing activities
  Proceeds from issuance of debt                  171,697   100,382    33,110
  Repayment of debt                              (180,271)  (90,652)  (31,916)
  Proceeds from exercise of stock options             328        42        58
  Cash dividends paid                                (360)     (346)     (227)
  Other, net                                            -        (6)        -
            Net cash (used in) provided by
              financing activities                 (8,606)    9,420     1,025

            Increase in cash                            5         2         4
Cash, beginning of year                                19        17        13
Cash, end of year                                $     24  $     19  $     17

Supplemental disclosures of cash flow
  information
    Cash paid during the year for:
      Interest                                   $  2,516   $   979   $   631
      Income taxes                                  6,894     5,940     3,950

Non-cash investing and financing activities
  Reclassification of short-term
    borrowings to reflect debt refinancing              -     8,000         -
  Obligations assumed in business acquisitions      9,438       897     7,558
  Short-term debt issued in business acquisition    1,500         -         -
  Long-term debt issued in business acquisition     5,522         -         -
  Common stock issued in business acquisition       2,926         -         -

The accompanying notes are an integral part of these consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Shelter Components Corporation and subsidiaries (individually and collectively referred to as the "Corporation") manufacture and distribute products and materials primarily for use by the Manufactured Housing, Modular Housing and Recreational Vehicle industries.

Significant Accounting Policies:
Principles of Consolidation - The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of property, plant and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

Intangibles - Noncompete agreements are amortized on a straight-line basis over the terms of the related agreements (3 to 5 years). The excess of acquisition cost of acquired businesses over the fair value of net assets acquired ("goodwill") is amortized, using the straight-line method, over periods ranging from 10 to 40 years. The Corporation periodically reviews the carrying value of goodwill to assess recoverability and impairments are recognized in operating results when a permanent diminution in value has occurred.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Pending Accounting Changes - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This pronouncement, which becomes effective in 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement requires a company to determine the fair value of its options at the date of grant and either record the fair value as compensation expense in the income statement or disclose the pro-forma impact of such compensation on net income and earnings per share in the notes to the financial statements. The Corporation has elected to adopt the disclosure method of presentation and such disclosure will be made in the 1996 financial statements.

Also, in 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Corporation is required to adopt this pronouncement in 1996. The Corporation does not anticipate that the adoption of this pronouncement will have a significant impact on the financial condition or results of operations of the Corporation.

Fair Value of Financial Instruments - The fair value of all financial instruments where the face value differs from the fair value are estimated based upon quoted amounts or the use of current rates available for similar financial instruments. If fair value accounting had been used at December 31, 1995 instead of the historic basis of accounting used in the financial statements, long-term debt would exceed the reported level by approximately $1.5 million.

Product Warranty Expense - Provisions are made currently for the estimated future costs that will be incurred under product warranties presently in force.

Revenue Recognition and Concentration of Credit Risk - Revenue from product sales is recognized at the time of shipment and commissions are recognized as earned on an accrual basis. Although the Corporation has a concentration of credit risk in the Manufactured Housing and Recreational Vehicle industries, there is no geographical concentration of credit risk. In 1995, 1994 and 1993 the Corporation had one customer that accounted for 12%, 10% and 12%, respectively, of net sales. The Corporation performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Future credit losses are provided for currently through the allowance for doubtful receivables and actual credit losses are charged to the allowance when incurred. The amounts provided for such losses are determined based on the Corporation's historical loss experience after giving effect to current economic conditions.

Earnings Per Common Share - Primary and fully diluted earnings per common share computations are based on the weighted average number of shares of common stock and the dilutive effect of common stock equivalents (see Note 6) outstanding during each year, adjusted for all stock splits declared during the periods presented.


Note 2:    INVENTORIES
Inventories consist of the following components:
(in thousands)
                                            1995         1994

     Raw materials                        $ 8,272      $ 8,232
     Work-in-process                        4,986        3,890
     Finished goods                         6,866        5,029
     Goods held for resale                 29,925       27,615
           Total                          $50,049      $44,766

Note 3:   PROPERTY, PLANT AND EQUIPMENT
The cost and accumulated depreciation are summarized as follows:
(in thousands)
                                            1995         1994

      Land                                $ 1,435      $ 1,046
      Buildings                            10,569        8,649
      Leasehold improvements                1,217          764
      Machinery and equipment               9,739        8,519
      Office equipment                      2,569        2,117
      Transportation equipment              2,184        1,744
                                           27,713       22,839
      Less, Accumulated depreciation       10,126        8,436
           Property, plant and
              equipment, net              $17,587      $14,403

Note 4:  DEBT
Long-term debt consists of the following:
(in thousands)
                                            1995         1994
      Unsecured bank line of credit      $      -      $ 8,000
      Unsecured revolving line of credit        -        9,000
      9.24% senior notes                   15,000            -
      6.4% senior notes                     3,000        4,500
      Term loan, payable in monthly
        installments including interest
        at 6.75% with a final maturity
        of February 1999, collateralized
        by a real estate mortgage           1,420        1,582
      Term loan, payable in monthly
        installments including interest
        at 7.84% with a final maturity
        of November 1998, collateralized
        by a real estate mortgage           1,104            -
      Unsecured note, payable in quarterly
        installments of $50 including
        interest imputed at 9.24% with
        a final maturity of January 2000      697            -
      Other                                   384          552
        Total debt                         21,605       23,634
          Less, Current maturities          2,009        1,810
            Long-term debt                $19,596      $21,824

On March 27, 1995, the Corporation refinanced outstanding borrowings under its existing bank credit agreements with a $25 million, unsecured, revolving line of credit (the "Revolver"). The Revolver requires monthly interest payments based on market interest rates and an annual commitment fee of 1/8% based on the unused portion of the Revolver. All amounts outstanding are due at maturity, April 30, 1998. There were no outstanding borrowings under the Revolver at December 31, 1995.

Total amounts available and outstanding under the lines of credit at December 31, 1994 totalled $17 million. The average interest rate on short-term debt outstanding at December 31, 1994 was 7.3%.

In February 1995, the Corporation issued $15 million, 9.24%, unsecured senior notes under a note agreement with its existing senior noteholder. The proceeds of these notes were used to repay outstanding bank borrowings and pay-off certain liabilities and obligations assumed in the acquisition of BABSCO, Inc. ("BABSCO") (see Note 9). Interest is payable quarterly and principal is payable in eight annual installments of $1,875,000 commencing March 1998.

The 6.4% senior notes outstanding at December 31, 1995 are unsecured and payable in installments of $1.5 million on February 15, 1996 and 1997.

In connection with the January 1995 acquisition of the operations and net assets of BABSCO, the Corporation issued promissory notes payable to the seller totalling $7.0 million, including a demand note of $1.5 million which was subsequently paid in March 1995. The remaining notes consist of a $4.7 million unsecured demand note which was paid in January 1996 and an $800,000 unsecured five-year term note due in quarterly installments beginning April 1, 1995. Also, the Corporation assumed a $1.2 million, 7.84% mortgage on certain real estate acquired concurrent with the acquisition of BABSCO.

Aggregate annual maturities of long-term debt for each of the next five years ending December 31 are as follows: 1996 - $2,009,000; 1997 - $1,960,000; 1998
- $3,281,000; 1999 - $3,055,000 and 2000 - $1,924,000.

The bank credit and senior note agreements contain, among other provisions, certain covenants including: maintenance of minimum net worth and certain financial ratios; limitations on indebtedness, liens and leases; and limitations on the payment of cash dividends. Under the senior note agreements and bank revolving line of credit, retained earnings of $33.8 million at December 31, 1995 would be restricted, since future restricted payments (cash dividends and purchases or redemptions of shares of common stock) cannot exceed 50% of consolidated net income after December 31, 1994 plus $750,000.

Note 5:   RETIREMENT PLAN
The Corporation has a defined contribution plan which covers substantially all full-time employees of the Corporation and is qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may voluntarily contribute a percentage of their compensation and the plan allows the Corporation to make discretionary matching contributions. Retirement plan expense, including administrative expenses, aggregated $259,000; $198,000 and $144,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 6:  SHAREHOLDERS' EQUITY
The Corporation is authorized to issue 1,000,000 shares of special (preferred) shares (par value $.01), of which none have been issued. The special shares have no voting rights or powers, except the Corporation's Board of Directors is vested with authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the special shares.

On February 8, 1994, the Board of Directors declared a three-for-two stock split of the Corporation's common stock, paid on March 8, 1994 to shareholders of record on February 22, 1994. The par value of the additional 1,943,675 shares of common stock issued in connection with this stock split was transferred from additional paid-in capital to common stock in the consolidated balance sheet, as if the stock split had been effected in 1993. All historical per share data has been restated for all periods presented herein to reflect this stock split.

The Corporation has an incentive stock option plan authorizing the grant of incentive stock options and non-qualified stock options to purchase up to

585,938 shares of the Corporation's common stock. Under the plan, the option price may not be less than the fair market value of the Corporation's common stock at the date of grant. Generally, the options become exercisable over staggered periods and expire five years from the date of grant.

The transactions for shares under options for each of the three years in the period ended December 31, 1995 were as follows:

                                       Shares
                                        Under          Per Share
                                       Option        Option Price

Outstanding, January 1, 1993           147,891       $1.93 - $2.53
      Cancelled                         (8,439)          $1.93
      Exercised                        (30,237)      $1.93 - $2.53
      Granted                          148,500           $8.67
Outstanding, December 31, 1993         257,715       $1.93 - $8.67
      Exercised                        (19,907)      $1.93 - $2.53
Outstanding, December 31, 1994         237,808       $1.93 - $8.67
      Exercised                        (83,388)      $1.93 - $8.67
      Granted                          193,000          $11.50
Outstanding, December 31, 1995         347,420       $1.93 - $11.50

Exercisable, December 31, 1995          80,170       $1.93 - $8.67

As of December 31, 1995, 85,064 shares were reserved for the granting of future stock options, compared with 278,064 shares at December 31, 1994.

Note 7:  INCOME TAXES
Income taxes consist of the following:
(in thousands)
                                   1995          1994           1993
      Federal:
        Current                   $5,414        $4,728         $3,436
        Deferred                     (33)         (110)            64
                                   5,381         4,618          3,500
      State:
        Current                    1,100           979            648
        Deferred                      (5)          (20)            52
                                   1,095           959            700

            Total                 $6,476        $5,577         $4,200

The components of the net deferred tax asset and the net deferred tax liability as of December 31, 1995 and 1994 were as follows:
(in thousands)
                                                 1995           1994
Current deferred tax asset:
  Allowance for doubtful receivables            $  196         $  196
  Inventories                                      601            599
  Accrued liabilities and other                    615            490
            Deferred tax asset                  $1,412         $1,285

                                                  1995           1994
Non-current deferred tax asset (liability):
  Depreciation                                  $ (743)        $ (642)
  Acquired companies                              (214)          (254)
  Other                                             13             41
     Deferred tax liability                     $ (944)        $ (855)

The following is a reconciliation of income taxes computed at the statutory federal income tax rate to the reported provision:
(in thousands)

                                   1995          1994           1993
Computed income taxes at
  federal statutory rate          $5,782        $4,996         $3,667
State income taxes, net
  of federal benefit                 711           630            455
Other                                (17)          (49)            78
      Total                       $6,476        $5,577         $4,200


Note 8:  COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Corporation leases a portion of its facilities under noncancellable agreements which expire at various dates through October 1998. The lease agreements require the Corporation to pay property taxes, utilities, insurance, and repairs and maintenance on the properties. In addition, certain of the building leases are with a partnership which is principally owned by certain directors and shareholders of the Corporation. The Corporation exercised its option to purchase these facilities in February 1996 at a cost of $3.6 million, which was financed by using funds available under the Corporation's revolving bank line of credit.

The Corporation also leases transportation equipment under lease agreements with expiring terms through November 2002. These leases require weekly rentals plus additional amounts based upon actual mileage.

The above described leases are accounted for as operating leases. Total rental expense in the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 aggregated $3,474,000, $2,901,000 and
$1,989,000, respectively, including payments to related parties of $711,000 in 1995, $531,000 in 1994 and $420,000 in 1993.

Future minimum annual lease payments under these operating leases, excluding mileage payments that may be required under transportation vehicle leases, are as follows:

          Year                   (in thousands)

          1996                      $2,201
          1997                       1,530
          1998                       1,259
          1999                         804
          2000                         587
          Thereafter                   292
                                    $6,673

Self Insurance
The Corporation is self-insured for certain employee health benefits ($100,000 per individual with an annual aggregate of approximately $2.9 million) and workers' compensation ($500,000 per occurrence with an annual aggregate of approximately $1.2 million). The Corporation accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Other
Certain claims are pending against the Corporation with respect to matters arising out of the ordinary conduct of its business. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect the Corporation's consolidated financial position or results of operations.

Note 9:  BUSINESS ACQUISITIONS
The following acquisitions have been accounted for using the purchase method of accounting, with the operating results of the acquired businesses being included in the Corporation's consolidated financial statements from the date of acquisition.

In January 1995, the Corporation acquired the business operations and operating assets of BABSCO, Inc. ("BABSCO"), located in Elkhart, Indiana, and having additional operations in Plymouth and Warsaw, Indiana and Mt. Joy, Pennsylvania. BABSCO is a wholesale distributor of a full line of electrical products to the Recreational Vehicle, Manufactured Housing and Modular Housing industries, and to electrical contractors in the Northern Indiana and Southern Michigan region.

The total purchase price was $18.2 million, consisting of three promissory notes totalling $7.0 million, 269,058 restricted shares of common stock with a market value of $2.9 million, and $8.3 million of assumed liabilities as of the closing date. The promissory notes include a $1.5 million demand note, an $800,000 note payable in quarterly installments over five years and a $4.7 million note paid in January 1996. The $7.5 million excess of the purchase price over the fair value of acquired assets ("goodwill") is being amortized over a 20-year period.

On May 2, 1994 the Corporation acquired the business operations and operating assets of TATCO, Inc. ("TATCO") located in Lancaster, Pennsylvania. TATCO is a wholesale distributor of building and component products to the Manufactured and Modular Housing industries. The minimum purchase price, including liabilities assumed and amounts due under non-compete and employment agreements, aggregated $1.5 million, consisting of cash of $732,000 and assumed liabilities of $777,000. The final purchase price is subject to increase based upon TATCO's earnings for each of the three years in the period ending December 31, 1996. The additional purchase price consideration for 1995 and 1994 based on the earn-out computation aggregated $436,000. The $140,000 excess of the minimum purchase price over the fair value of acquired assets and the $436,000 additional purchase price payable under the earn-out formula have been allocated to goodwill, which is being amortized over a ten-year period. Proforma financial information had TATCO been acquired as of the beginning of 1994 has not been presented as it is not materially different from historical results of the Corporation.

On October 7, 1993, the Corporation acquired the business operations and operating assets of Design Time, Inc. ("Design Time"), located in Elkhart, Indiana. Design Time is a manufacturer and distributor of laminated and related wood products, primarily to the Manufactured Housing and Recreational Vehicle industries, with additional manufacturing plants located in Georgia, Tennessee and Texas. The total purchase price, including liabilities assumed and amounts due under noncompete and consulting agreements, aggregated $8.3 million, consisting of cash of $780,000 and assumed liabilities of $7.5 million. The $1.9 million excess of acquisition cost over fair value of acquired assets ("goodwill") is being amortized over a 25-year period.

The following represents unaudited pro forma financial information as if the acquisitions of BABSCO, Inc. and Design Time had occurred at the beginning of 1994 and 1993, respectively (in thousands, except per share amounts):

                                                 1994           1993
      Net sales                               $380,022       $256,544
      Net income                                 9,400          6,199
      Earnings per common share                   1.54           1.07

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Shelter Components Corporation:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Shelter Components Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The financial statements of Shelter Components Corporation for the years ended December 31, 1994 and 1993 were audited by other independent accountants, whose report dated February 7, 1995, except as to the information presented in footnote 4 for which the date was March 27, 1995, expressed an unqualified opinion on those statements.


/s/Price Waterhouse LLP

February 15, 1996
South Bend, Indiana

Board of Directors                 Executive Officers

Outside Directors                     Corporate Officers
-----------------                     ------------------
William J. Barrett (3)                Larry D. Renbarger
Senior Vice President                 President & Chief Executive Officer
Janney Montgomery Scott Inc.
(Investment Bankers)                  Gerald R. Stults
                                      Executive Vice President
Arthur M. Borden                      & Chief Operating Officer
Partner, Rosenman & Colin
(Attorneys)                           Mark C. Neilson
                                      Chief Financial Officer
Herbert M. Gardner (2)
Senior Vice President                 James E. DeCraene
Janney Montgomery Scott Inc.	         Vice President, Planning & Development
(Investment Bankers)
                                      Operating Officers
                                     -------------------
William N. Harper (1)(2)              Dale A. Ledbetter
Chief Financial Officer               President, Shelter Distribution
National Steel Corporation
                                      M. Thomas Johnson
Ronald D. Minzey (2)                  President, Danube Carpet Mills, Inc.
Private Investor
                                      Richard E. Clark
                                      President, Better Bath Components, Inc.,
Cornelius J. Murphy (3)               & Duo-Form of Michigan, Inc.
Private Investor
Co-Founder                            Richard J. Ostroski
                                      President, Design Components, Inc.
William B. Riblet (4)
Vice President
Lippert Components, Inc.

Richard E. Summers (3)(4)
Independent General Counsel


Employed Directors
------------------
Larry D. Renbarger (4)
Mark C. Neilson


(1)  Chairman of the Board
(2)  Audit Committee
(3)  Compensation Committee
(4)  Executive Committee

                          CORPORATE INFORMATION


SECURITIES INFORMATION

The Corporation's Common Stock is traded on the American Stock Exchange as Shelter Components Corporation under the symbol "SST". The following table sets forth, for the last two fiscal years, quarterly high and low bid prices for the Common Stock on the American Stock Exchange.

1995                                    High                   Low

First Quarter                         $14-1/2                 $10-7/8

Second Quarter                         13-3/4                  10-1/4

Third Quarter                          14-7/8                  11-3/8

Fourth Quarter                         17-1/8                  14-1/8


1994                                    High                    Low

First Quarter                         $16-3/8                 $11-3/8

Second Quarter                         14-5/8                  10-1/2

Third Quarter                          13-1/2                  10-1/2

Fourth Quarter                         12-3/4                  10-1/8


As of February 29, 1996 there were 363 holders of record of the Corporation's common stock.



Dividends
1995 and 1994 dividends per share were as follows:


Dividends Paid In:                       1995       1994

June                                     $.03       $.03
December                                  .03        .03
Total                                    $.06       $.06

Pursuant to the terms of the certain debt agreements (see Note 4 of the Notes to Consolidated Financial Statements), the Corporation is prohibited from paying cash dividends in excess of $750,000 plus 50% of consolidated net income after December 31, 1994. Future cash dividends will be contingent upon working capital needs and the financial position of the Corporation.

Form 10-K and Shareholder Inquiries
To request a free copy of Shelter Components Corporation's Form 10-K as filed with the Securities and Exchange Commission, contact:

  Investor Relations
  2831 Dexter Drive
  P.O. Box 4026
  Elkhart, Indiana 46514
  (800) 571-6929
  (219) 262-2213 (fax)
 *Internet Address:  http://iw.zacks.com/firm/SST_cvr.htm
   *Effective 5-1-96

Shareholders with requests for information regarding their share position, stock certificates, address changes and other related matters should contact the transfer agent at (800) 542-7792.


  Corporate Offices
  2831 Dexter Drive
  Elkhart, Indiana  46514


  Transfer Agent
  KeyCorp Shareholder Services, Inc.
  127 Public Square, 15th Floor
  Cleveland, Ohio 44114-1306


  Independent Accountants
  Price Waterhouse LLP
  South Bend, Indiana


  Legal Counsel
  Barnes & Thornburg
  Elkhart, Indiana

                                                                   Exhibit 21



                        SHELTER COMPONENTS CORPORATION
                        SUBSIDIARIES OF THE REGISTRANT
                             December 31, 1995




                                                         Percentage of Voting
                                          Incorporated     Securities Owned
     Name                                 Under Laws of    by Immediate Parent
Thunander Corporation                        Indiana            100%

    Klem Supply, Inc.                        Delaware           100% (1)

Shelter Components of Indiana, Inc.          Indiana            100%

    Better Bath Components, Inc.             Texas              100% (2)

    Danube Carpet Mills, Inc.                Tennessee          100% (2)

    Design Components, Inc.                  Indiana            100% (2)

    Duo-Form of Michigan, Inc.               Michigan           100% (2)

BABSCO, Inc.                                 Indiana            100%


(1)	Wholly-owned subsidiary of Thunander Corporation

(2)	Wholly-owned subsidiary of Shelter Components of Indiana, Inc.