Form 10-Q
period 1996-03-31
SHELTER COMPONENTS CORP
filed 1996-05-10
CIK 821530

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                  2831 Dexter Drive, Elkhart, Indiana 46514
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


             Common, $.01 par, 6,109,960 outstanding at May 8, 1996

                      SHELTER COMPONENTS CORPORATION

                                    INDEX
                                    -----

FINANCIAL INFORMATION                                           PAGES
- ---------------------                                          ______

PART I
- ------

  Item 1   Financial Statements:

           Consolidated Balance Sheets -- March 31, 1996
             and December 31, 1995                                 3

           Consolidated Statements of Income -- three
             months ended March 31, 1996 and 1995                  4

           Consolidated Statements of Cash Flows -- three
             months ended March 31, 1996 and 1995                  5

           Notes to Consolidated Financial Statements              6

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  7-9


PART II     OTHER INFORMATION                                      9

            SIGNATURES                                            10

            FINANCIAL DATA SCHEDULE                       EXHIBIT 27

PART I  FINANCIAL INFORMATION

Item 1   Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                          March 31, 1996    December 31, 1995
                                          -------------    -----------------
ASSETS
CURRENT ASSETS
     Cash                                    $     25          $     24
     Trade receivables, net                    32,479            25,452
     Inventories                               46,628            50,049
     Deferred income taxes                      1,412             1,412
     Prepaid expenses and other                   666               457
                                             --------          --------
          Total current assets                 81,210            77,394

PROPERTY, PLANT AND EQUIPMENT, NET             21,223            17,587
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              11,414            11,554
OTHER ASSETS                                      802               879
                                             --------          --------
          Total assets                       $114,649          $107,414
                                             ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                   $   ---           $  4,723
     Current maturities of long-
       term debt                                2,009             2,009
     Accounts payable, trade                   29,550            23,159
     Accrued expenses and income
       taxes payable                            6,711             5,774
                                             --------          --------
          Total current liabilities            38,270            35,665
                                             --------          --------
LONG-TERM DEBT                                 21,929            19,596
                                             --------          --------
DEFERRED INCOME TAXES                             888               944
                                             --------          --------
OTHER DEFERRED LIABILITIES                         63                41
                                             --------          --------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value             ---               ---
     Common stock, $.01 par value                  61                61
     Additional paid-in capital                11,661            11,613
     Retained earnings                         41,813            39,545
                                             --------          --------
                                               53,535            51,219
     Less, Treasury stock                          36                51
                                             --------          --------
          Total stockholders' equity           53,499            51,168
                                             --------          --------
          Total liabilities and stock-
            holders' equity                  $114,649          $107,414
                                             ========          ========
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                                  Three Months Ended
                                                       March 31,

                                                     1996       1995
                                                  --------   --------
Net sales                                         $119,796   $108,898

Cost of sales                                      102,280     92,427
                                                  --------   --------
     Gross profit                                   17,516     16,471

Other income - commissions                             513        752
                                                  --------   --------
                                                    18,029     17,223
Selling, general and administrative
  expenses                                          13,847     12,665
                                                  --------   --------
     Operating income                                4,182      4,558

Interest income                                         24         12
Interest expense                                      (488)      (618)
                                                   --------  --------
     Income before income taxes                      3,718      3,952

Income taxes                                         1,450      1,529
                                                  --------   --------
          Net income                              $  2,268   $  2,423
                                                  ========   ========
Earnings per common and common
  equivalent share                                $    .37   $    .40
                                                  ========   ========

Weighted average common and common
  equivalent shares outstanding                      6,175      6,121
                                                  ========   ========



The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                           1996     1995
                                                         -------   -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ 6,462   $(1,606)
                                                         -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment        (4,134)     (824)
     Acquisitions of businesses                             ---       (400)
     Other, net                                               63        57
                                                         -------   -------
          Net cash used in investing activities           (4,071)   (1,167)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                       28,517    69,321
     Repayment of debt                                   (30,907)  (66,548)
                                                         -------   -------
          Net cash provided by (used in)
            financing activities                          (2,390)    2,773
                                                         -------   -------
          Increase in cash                                     1         0

Cash, beginning of period                                     24        19
                                                         -------   -------
Cash, end of period                                      $    25   $    19
                                                         =======   =======
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Liabilities assumed                              ---     $ 9,438
          Short-term debt issued                           ---       1,500
          Long-term debt issued                            ---       5,522
          Common stock issued                              ---       2,926
                                                         -------    ------
                                                           ---     $19,386
                                                         =======   =======



The accompanying notes are a part of the consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996

NOTE A--BASIS OF PRESENTATION

The financial statements have been prepared from the unaudited financial records of the Company. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Consolidated Balance Sheet at December 31, 1995 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE B--INVENTORIES
Inventories at March 31, 1996 and December 31, 1995 consisted of the following components (in thousands):
                                       March 31, 1996     December 31, 1995
                                       --------------     -----------------
     Raw materials                        $ 7,237            $ 8,272
     Work in process                        3,772              4,986
     Finished goods                         8,794              6,866
     Goods held for resale                 26,825             29,925
                                          -------            -------
                                          $46,628            $50,049
                                          =======            =======
NOTE C--DEBT
In January 1996, the Corporation paid a $4.7 seller note payable in connection with the January 1995 acquisition of BABSCO, Inc. using funds available under the Corporation's $25 million bank revolving line of credit ("the Revolver"). In February 1996, the Corporation paid its annual $1.5 million principal installment on a 6.4% institutional investor note. In March 1996, the Corporation exercised its option to purchase certain operating facilities and real estate (which had previously been under lease agreements) for $3.6 million, using funds available under the Revolver.

Outstanding borrowings under the $25 million revolver at March 31, 1996 were $4 million bearing interest at 6.19% (.75% over LIBOR rates).

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------
The Corporation elected to consolidate its three distribution entities, (Shelter Components of Indiana, Inc., Thunander Corporation, and BABSCO, Inc.) into one legal entity effective January 1, 1996, under the name "Shelter Distribution, LP". The consolidation of these operations is intended to better serve the Corporation's customers as well as to eliminate duplicate selling, general and administrative expenses between the three operations.

The following table sets forth the consolidated statements of income for the three month periods ended March 31, 1996 and 1995, expressed as a percentage of net sales:

                                                     Three Months Ended
                                                           March 31,
                                                       1996      1995
                                                      ------    ------
Net sales                                              100.0%    100.0%
Cost of sales                                           85.4      84.9
                                                      ------    ------
     Gross profit                                       14.6      15.1
Other income - commissions                                .4        .7
                                                      ------    ------
                                                        15.0      15.8
Selling, general & administrative
  expenses                                              11.5      11.6
                                                      ------    ------
Operating income                                         3.5       4.2
Interest expense, net                                     .4        .6
                                                      ------    -------
     Income before income taxes                          3.1       3.6
Income taxes                                             1.2       1.4
                                                      ------    -------
     Net income                                          1.9%      2.2%
                                                      =======   =======


Net sales increased by $11 million (10%) for the quarter ended March 31, 1996 compared to the 1995 quarter. The improvement in net sales is primarily due to increased demand in the Manufactured Housing industry, the Corporation's core market. The Manufactured Housing industry reported a 6.6% increase in homes produced during the first quarter of 1996 versus the same period in 1995. Commission income fell by 32% due to a reduction in the commission rate earned on one of the Corporation's distributed product lines.

Gross profit as a percentage of net sales was 14.6% and 15.1% for the quarters ended March 31, 1996 and 1995, respectively. The decrease in the gross profit percentage is attributed primarily to competitive pricing pressures experienced in the Corporation's distribution operations. Also, the

Corporation's largest customers continue to increase their market share, and in turn demand lower pricing in exchange for higher purchasing volume. The Corporation anticipates continued competitive pressure on gross margins throughout 1996, requiring reductions in operating costs in order to maintain and improve the Corporation's net operating margins.

Selling, general and administrative expenses for the first quarter of 1996 increased by 9% compared to the same period in 1995. Certain costs associated with the consolidation of the Corporation's distribution entities were the primary source of the dollar increase. As a percentage of net sales, selling, general and administrative expenses decreased from 11.6% in the first quarter of 1995 to 11.5% in the 1996 quarter. The Corporation anticipates that this percentage will continue to decline during 1996 as the process of consolidating the Corporation's distribution operations continues and redundant costs are eliminated.

Interest expense decreased from $618,000 to $488,000 reflecting the lower outstanding debt level during the 1996 quarter compared to the 1995 quarter. The Corporation acquired the operations of BABSCO, Inc. in January 1995 with the issuance of debt and stock. The Corporation subsequently succeeded in reducing working capital levels, allowing the Corporation to reduce its acquisition-related debt and related interest expense.

Federal and state income taxes as a percentage of net income before taxes was 39% for the quarters ended March 31, 1996 and 1995.

Net income as a percentage of sales was 1.9% and 2.2% for the quarters ended March 31, 1996 and 1995, respectively. The decline (as discussed above) is related to the reduction in the commission rate earned on one of the Corporation's distributed product lines, decreased gross margins in the distribution operations, and short-term costs associated with consolidating the Corporation's distribution entities in January 1996.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows provided by operating activities totaled $6.5 million during the first quarter of 1996, consisting primarily of $2.3 million in net income, a $3.4 million decrease in inventory levels, and $.7 million of depreciation and amortization. Historically, the Corporation increases its working capital levels significantly during the first quarter of the year in response to the seasonal increase in business, as was the case in the first quarter of 1995. During the 1996 quarter, however, the Corporation was successful in reducing its inventory levels, even while sales volume increased, due to increased attention to asset management.

Capital expenditures during the three months ended March 31, 1996 were $4.1 million including the purchase of $3.6 million of real estate previously leased. Depreciation expense for the first quarter was $.5 million.

During the first quarter of 1996, the Corporation reduced its interest bearing debt by $2.4 million from $26.3 million at December 31, 1995 to $23.9 million at March 31, 1996. The reduction of debt primarily reflects the $6.5 million dollars of cash flow provided by operating activities less $4.1 million of investing activities.

Management believes the Corporation's financial condition to be strong and expects operations to continue to generate adequate cash flows to support working capital and capital expenditure requirements. In addition, the Corporation has a $25 million bank revolving credit facility, of which only $4 million was outstanding as of March 31, 1996.

Some matters set forth herein are forward looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the state of the housing industry in the United States and in particular, manufactured housing as well as the state of the Recreational Vehicle industry and anticipated continued increases in those markets. Also affecting the forward looking statements would be things such as competition in these industries and the Corporation's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales. At times, the Corporation's actual performance differs materially from its projections and estimates regarding the economy, the housing industry and other key performance indicators. The Corporation's actual results could vary significantly from the performance projected in the forward looking statements.


                          PART II  OTHER INFORMATION


All items in Part II are either not applicable or answerable in the negative.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHELTER COMPONENTS CORPORATION
                                     (Registrant)


Dated:  May 8, 1996          By:     /S/ Larry D. Renbarger
                                     ----------------------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  May 8, 1996          By:     /S/ Mark C. Neilson
                                     ----------------------------------
                                     Mark C. Neilson
                                     Secretary/Treasurer
                                     (Principal Financial & Accounting
                                     Officer) and Director