Form 10-Q
period 1996-06-30
SHELTER COMPONENTS CORP
filed 1996-08-14
CIK 821530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                       FORM 10-Q

(Mark One)

     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                          Yes   X             No
                              ------             -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


           Common, $.01 par, 7,646,388 outstanding at August 12, 1996.

                      SHELTER COMPONENTS CORPORATION

                                    INDEX
                                    -----

FINANCIAL INFORMATION                                           PAGES
- - - ---------------------                                          ______

PART I
- - - ------

  Item 1   Financial Statements:

           Consolidated Balance Sheets -- June 30, 1996
             and December 31, 1995                                 3

           Consolidated Statements of Income -- three and six
             months ended June 30, 1996 and 1995                   4

           Consolidated Statements of Cash Flows -- six
             months ended June 30, 1996 and 1995                   5

           Notes to Consolidated Financial Statements              6

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7-9


PART II     OTHER INFORMATION                                      10

            SIGNATURES                                             11

PART I  FINANCIAL INFORMATION

Item 1   Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                          June 30, 1996    December 31, 1995
                                          -------------    -----------------
ASSETS
CURRENT ASSETS
     Cash                                    $     25          $     24
     Trade receivables, net                    35,008            25,452
     Inventories                               52,771            50,049
     Deferred income taxes                      1,412             1,412
     Prepaid expenses and other                   693               457
                                             --------          --------
          Total current assets                 89,909            77,394

PROPERTY, PLANT AND EQUIPMENT, NET             21,116            17,587
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              11,272            11,554
OTHER ASSETS                                      701               879
                                             --------          --------
          Total assets                       $122,998          $107,414
                                             ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                   $   ---           $  4,723
     Current maturities of long-
       term debt                                2,009             2,009
     Accounts payable, trade                   36,106            23,159
     Accrued expenses and income
       taxes payable                            8,010             5,774
                                             --------          --------
          Total current liabilities            46,125            35,665
                                             --------          --------
LONG-TERM DEBT                                 19,586            19,596
                                             --------          --------
DEFERRED INCOME TAXES                             888               944
                                             --------          --------
OTHER DEFERRED LIABILITIES                         86                41
                                             --------          --------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value             ---               ---
     Common stock, $.01 par value                  77                61
     Additional paid-in capital                11,757            11,613
     Retained earnings                         44,516            39,545
                                             --------          --------
                                               56,350            51,219
     Less, Treasury stock                          37                51
                                             --------          --------
          Total stockholders' equity           56,313            51,168
                                             --------          --------
          Total liabilities and stock-
            holders' equity                  $122,998          $107,414
                                             ========          ========
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                   Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                     1996       1995          1996       1995
                                  --------   --------      --------   --------
Net sales                         $137,958   $116,406      $257,754   $225,304

Cost of sales                      118,277     99,549       220,557    191,976
                                  --------   --------      --------   --------
     Gross profit                   19,681     16,857        37,197     33,328

Other income - commissions             605        810         1,118      1,562
                                  --------   --------      --------   --------
                                    20,286     17,667        38,315     34,890
Selling, general and administrative
  expenses                          15,146     12,667        28,993     25,332
                                   --------   --------      --------   --------
     Operating income                5,140      5,000         9,322      9,558

Interest income                         44         12            68         24
Interest expense                      (450)      (714)         (938)    (1,332)
                                  --------   --------      --------   --------
     Income before income taxes      4,734      4,298         8,452      8,250

Income taxes                         1,846      1,669         3,296      3,198
                                  --------   --------      --------   --------
     Net income                   $  2,888   $  2,629      $  5,156   $  5,052
                                  ========   ========      ========   ========
Earnings per common and common
  equivalent share                $    .37   $    .34      $    .67   $    .66
                                  ========   ========      ========   ========

Weighted average common and common
  equivalent shares outstanding (a)  7,749      7,648         7,734      7,645
                                   =======   ========      ========   ========

Cash dividends per share (a)      $    .02   $    .02      $    .02   $    .02
                                  ========   ========      ========   ========



(a)  All periods reflect a 5-for-4 stock split effective 7/8/96.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                         Six Months Ended
                                                              June 30,
                                                           1996     1995
                                                         -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 9,330   $ 5,065
                                                         -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment        (4,550)   (1,379)
     Acquisitions of businesses                             ---       (400)
     Other, net                                              (29)       57
                                                         -------   -------
          Net cash used in investing activities           (4,579)   (1,722)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                       43,076   136,956
     Repayment of debt                                   (47,809) (140,304)
     Cash dividends                                         (185)     (180)
     Proceeds from exercise of stock options                 168       186
                                                         -------   -------
        Net cash used in
            financing activities                          (4,750)   (3,342)
                                                         -------   -------
          Increase in cash                                     1         1

Cash, beginning of period                                     24        19
                                                         -------   -------
Cash, end of period                                      $    25   $    20
                                                         =======   =======
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Liabilities assumed                              --      $ 9,350
          Short-term debt issued                           --        1,500
          Long-term debt issued                            --        5,631
          Common stock issued                              --        2,926
                                                                    ------
                                                                   $19,407
                                                                   =======



The accompanying notes are a part of the consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE A--BASIS OF PRESENTATION

The financial statements have been prepared from the unaudited financial records of the Corporation. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations and financial position for the interim periods.

The Consolidated Balance Sheet at December 31, 1995 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE B--INVENTORIES
Inventories at June 30, 1996 and December 31, 1995 consisted of the following components (in thousands):
                                       June 30, 1996     December 31, 1995
                                       --------------     -----------------
     Raw materials                        $ 8,049            $ 8,272
     Work in process                        4,568              4,986
     Finished goods                         8,286              6,866
     Goods held for resale                 31,868             29,925
                                          -------            -------
                                          $52,771            $50,049
                                          =======            =======
NOTE C--DEBT
In January 1996, the Corporation paid a $4.7 million seller note payable in connection with the January 1995 acquisition of BABSCO, Inc. using funds available under the Corporation's $25 million bank revolving line of credit ("the Revolver"). In February 1996, the Corporation paid its annual $1.5 million principal installment on a 6.4% institutional investor note.
In March 1996, the Corporation exercised its option to purchase certain operating facilities and real estate (which had previously been under lease agreements) for $3.6 million, using funds available under the Revolver.

Outstanding borrowings under the $25 million Revolver at June 30, 1996 were $1.8 million bearing interest at the prime rate (8.25%).

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- - - ---------------------

The following table sets forth the consolidated statements of income for the three month and six month periods ended June 30, 1996 and 1995, expressed as a percentage of net sales:

                                   Three Months Ended     Six Months Ended
                                        June 30,            June 30,
                                     1996      1995       1996      1995
                                    ------    ------     ------    ------
Net sales                           100.0%    100.0%     100.0%    100.0%
Cost of sales                        85.7      85.5       85.6      85.2
                                    ------    ------     ------    ------
     Gross profit                    14.3      14.5       14.4      14.8
Other income - commissions             .4        .7         .4        .7
                                    ------    ------     ------    ------
                                     14.7      15.2       14.8      15.5
Selling, general & administrative
  expenses                           11.0      10.9       11.2      11.3
                                    ------    ------     ------    ------
     Operating income                 3.7       4.3        3.6       4.2
Interest expense, net                  .3        .6         .3        .6
                                    ------   -------     ------    ------
     Income before income taxes       3.4       3.7        3.3       3.6
Income taxes                          1.3       1.4        1.3       1.4
                                    ------   -------     ------    ------
     Net income                       2.1%      2.3%       2.0%      2.2%
                                   =======   =======     ======    ======

Net sales increased by $22 million (19%) for the quarter ended June 30, 1996 compared to the 1995 quarter. The improvement in net sales is primarily due to increased demand in the Manufactured Housing industry, the Corporation's largest market. The Manufactured Housing industry reported a 12% increase in homes produced for the second quarter over the same quarter last year. For the six month period ending June 30, 1996, net sales increased by $32 million (14%) when compared to the first half of 1995. This increase in net sales, when compared to the 9.5% increase in manufactured homes produced during the first half of 1996 as compared to the same period in 1995 reflects the Corporation's increased market penetration.

Gross profit as a percentage of net sales was 14.3% and 14.5% for the quarters ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, gross profit was 14.4% and 14.8%, respectively. The slight reduction in gross profit margins as a percentage of net sales is primarily due to competitive pricing pressures experienced in the Corporation's operations. Also, the Corporation's major customers continue to increase their market share and, in turn, command lower prices relative to greater purchase volumes. Competition among suppliers for these higher volume major customers has also increased.

Selling, general and administrative expenses as a percentage of net sales were 11.0% and 10.9% for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, this percentage was 11.2% and 11.3%, respectively. The Corporation has recently begun to realize some of the benefits of having consolidated its three distribution entities earlier in the year. There are strategies in place to continue to improve those operations.

Interest expense decreased from $714,000 in the second quarter of 1995 to $450,000 in the 1996 quarter reflecting the lower total outstanding debt during the 1996 quarter. Continued strong cash flows allowed the Corporation to reduce its debt by 10% ($2.3 million) during the second quarter. Interest expense for the six months ended June 30, 1996 and 1995 was $938,000 and $1,332,000, respectively. Debt was reduced 18%
($4.7 million) during the first six months of 1996.

Federal and state income taxes as a percentage of net income before taxes were between 39% and 40% for all periods presented.

Net income as a percentage of sales was 2.1% and 2.3% for the quarters ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, these percentages were 2.0% and 2.2%, respectively.
The decline is chiefly related to the reduction in the commission rate earned on one of the Corporation's distributed products and decreased gross margins in the distribution operations. Difficulties experienced in certain of the Corporation's manufacturing operations during the second quarter where intense price competition strained the results of operations, also contributed to the slight decline in the net income percentage.

Management anticipates that the Corporation can improve its net operating margins in the near future, particularly in the Corporation's manufacturing operations. Recently, certain of the Corporation's manufacturing processes have experienced difficulties associated with the tremendous increase in demand that has stretched capacity utilization beyond efficient operating levels. Management is addressing these issues in an effort to increase capacity and restore production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows provided by operating activities totaled $9.3 million for the six months ending June 30, 1996, primarily consisting of $5.2 million in net income, $1.5 million of depreciation and amortization, and a $2.6 million net decrease in the components of working capital. Although the Corporation experienced normal seasonal increases in inventories and accounts receivable, these were more than offset by increases in accounts payable reflecting the Corporation's proactive efforts to improve its net working capital management.

Capital expenditures during the six months ended June 30, 1996 were $4.5 million including the purchase of $3.6 million of real estate previously leased. Depreciation expense for the first six months of 1996 was approximately $1.0 million.

For the six months ended June 30, 1996, the Corporation reduced its interest bearing debt by $4.7 million from $26.3 million at December 31, 1995 to $21.6 million at June 30, 1996. The reduction of debt reflects the $9.3 million of cash flow provided by operations less $4.6 million of capital expenditures and other investing activities. Management believes the Corporation's financial condition to be strong and expects operations to continue to generate adequate cash flows to support working capital and capital expenditure requirements. In addition, the Corporation has a $25 million bank revolving credit facility, of which less than $2 million was outstanding as of June 30, 1996.

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

                        PART II  OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS
           Not applicable

Item 2     CHANGES IN SECURITIES
           Not applicable

Item 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
           a. The annual meeting of the shareholders of Shelter Components Corporation was held on May 30, 1996.

           b.  The following Directors were elected Class C Directors for a three-year term expiring in 1999.  The tabulation
               of votes on the election of these Directors was as follows:
                                                     Authority
                                        For          Withheld
               William J. Barrett    6,095,481       428,476
               Herbert M. Gardner    6,095,481       428,476
               Cornelius J. Murphy   6,095,481       428,476
               Gerald R. Stults      6,095,481       428,476

               The other Directors whose term of office continued after the meeting are as follows:

               Class "A" Directors:       Class "B" Directors:
               Arthur M. Borden           William N. Harper
               William B. Riblet          Ronald D. Minzey
               Richard E. Summers         Larry D. Renbarger
                                          Mark C. Neilson

           c. At the annual meeting, the shareholders were also asked to vote on an amendment to the Corporation's Key Employee
               Stock Incentive Plan increasing the number of shares of common stock issuable under this plan by 205,078 shares from 732,422 shares to 937,500 shares. The tabulation
               of votes was as follows:
                                             For        Against    Abstained
               To amend Key Employee
                 Stock Incentive Plan      6,184,339    318,699     20,199

          d.  At the annual meeting, the shareholders were also asked to ratify the selection by the Board of Directors of
              Price Waterhouse LLP as certified public accountants for
              the Corporation for the year ending December 31, 1996.
                                             For        Against    Abstained
              Ratification of
                  Price Waterhouse LLP     6,514,533      7,198      2,228

Item 5     OTHER INFORMATION
           Not applicable

Item 6     EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                  None
           b.  Reports on Form 8-K:
                  None
                                Page 10 of 11

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHELTER COMPONENTS CORPORATION
                                     (Registrant)


Dated:  August 14, 1996       By:     /S/ Larry D. Renbarger
                                     ----------------------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  August 14, 1996       By:     /S/ Mark C. Neilson
                                     ----------------------------------
                                     Mark C. Neilson
                                     Secretary/Treasurer
                                     (Principal Financial & Accounting
                                     Officer) and Director