Form 10-Q
period 1996-09-30
SHELTER COMPONENTS CORP
filed 1996-11-14
CIK 821530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number         1-9844

                       SHELTER COMPONENTS CORPORATION
              (Exact name of Registrant as specified in its charter)


     Indiana                                          22-2825183
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)

                 2831 Dexter Drive, Elkhart, Indiana 46514
                  (Address of Principal Executive Offices)

  Registrant's telephone number, including area code:     (219) 262-1514


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


       Common, $.01 par, 7,652,637 outstanding at November 7, 1996.

                      SHELTER COMPONENTS CORPORATION

                                    INDEX
                                    -----

FINANCIAL INFORMATION                                           PAGES
---------------------                                          ______

PART I
------

  Item 1   Financial Statements:

           Consolidated Balance Sheets -- September 30, 1996
             and December 31, 1995                                 3

           Consolidated Statements of Income -- three and nine
             months ended September 30, 1996 and 1995              4

           Consolidated Statements of Cash Flows -- nine
             months ended September 30, 1996 and 1995              5

           Notes to Consolidated Financial Statements              6

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7-9


PART II     OTHER INFORMATION                                      9
-------     -----------------

SIGNATURES                                                        10
----------

PART I  FINANCIAL INFORMATION

Item 1   Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)
                                      September 30, 1996    December 31, 1995
                                      ------------------    -----------------
ASSETS
CURRENT ASSETS
     Cash                                    $     25          $     24
     Trade receivables, net                    36,701            25,452
     Inventories                               53,446            50,049
     Deferred income taxes                      1,412             1,412
     Prepaid expenses and other                 1,070               457
                                             --------          --------
          Total current assets                 92,654            77,394

PROPERTY, PLANT AND EQUIPMENT, NET             21,942            17,587
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              11,132            11,554
OTHER ASSETS                                      593               879
                                             --------          --------
          Total assets                       $126,321          $107,414
                                             ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                   $   ---           $  4,723
     Current maturities of long-
       term debt                                1,957             2,009
     Accounts payable, trade                   36,663            23,159
     Accrued expenses and income
       taxes payable                            8,413             5,774
                                             --------          --------
          Total current liabilities            47,033            35,665
                                             --------          --------
LONG-TERM DEBT                                 18,694            19,596
                                             --------          --------
DEFERRED INCOME TAXES                             888               944
                                             --------          --------
OTHER DEFERRED LIABILITIES                        108                41
                                             --------          --------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value             ---               ---
     Common stock, $.01 par value                  77                61
     Additional paid-in capital                11,806            11,613
     Retained earnings                         47,752            39,545
                                             --------          --------
                                               59,635            51,219
     Less, Treasury stock                          37                51
                                             --------          --------
          Total stockholders' equity           59,598            51,168
                                             --------          --------
          Total liabilities and stock-
            holders' equity                  $126,321          $107,414
                                             ========          ========
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                    1996       1995          1996       1995
                                 --------   --------      --------   --------
Net sales                        $139,311   $119,349      $397,065   $344,653

Cost of sales                     118,992    101,711       339,549    293,687
                                 --------   --------      --------   --------
     Gross profit                  20,319     17,638        57,516     50,966

Other income - commissions            709        788         1,827      2,350
                                 --------   --------      --------   --------
                                   21,028     18,426        59,343     53,316
Selling, general and administrative
  expenses                         15,298     13,119        44,291     38,451
                                 --------   --------      --------   --------
     Operating income               5,730      5,307        15,052     14,865

Interest income                        34         25           102         49
Interest expense                     (460)      (581)       (1,398)    (1,913)
                                 --------   --------      --------   --------
     Income before income taxes     5,304      4,751        13,756     13,001

Income taxes                        2,069      1,846         5,365      5,044
                                 --------   --------      --------   --------
     Net income                  $  3,235   $  2,905      $  8,391   $  7,957
                                 ========   ========      ========   ========
Earnings per common and common
  equivalent share (a)           $    .42   $    .38      $   1.08   $   1.04
                                 ========   ========      ========   ========

Weighted average common and common
  equivalent shares outstanding (a) 7,783      7,684         7,749      7,658
                                 ========   ========      ========   ========

Cash dividends per share (a)     $   ---    $   ---       $    .02   $    .02
                                 ========   ========      ========   ========



(a)  All periods reflect a 5-for-4 stock split effective 7/8/96.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                           1996     1995
                                                         -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $11,693   $11,495
                                                         -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment        (6,057)   (2,470)
     Acquisitions of businesses                              ---      (411)
     Other, net                                                8      (218)
                                                         -------   -------
          Net cash used in investing activities           (6,049)   (3,099)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                       73,146   163,540
     Repayment of debt                                   (78,823) (171,974)
     Cash dividends                                         (185)     (180)
     Proceeds from exercise of stock options                 219       219
                                                         -------   -------
        Net cash used in
            financing activities                          (5,643)   (8,395)
                                                         -------   -------
          Increase in cash                                     1         1

Cash, beginning of period                                     24        19
                                                         -------   -------
Cash, end of period                                      $    25   $    20
                                                         =======   =======
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Liabilities assumed                                ---   $ 9,469
          Short-term debt issued                             ---     1,500
          Long-term debt issued                              ---     5,527
          Common stock issued                                ---     2,926
                                                         -------   -------
                                                             ---   $19,422
                                                         =======   =======



The accompanying notes are a part of the consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

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

NOTE B--INVENTORIES
Inventories at September 30, 1996 and December 31, 1995 consisted of the following components (in thousands):

                                          9/30/96           12/31/95
                                         --------           --------
     Raw materials                        $ 7,705            $ 8,272
     Work in process                        6,398              4,986
     Finished goods                         8,126              6,866
     Goods held for resale                 31,217             29,925
                                          -------            -------
                                          $53,446            $50,049
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

In August 1996, the Corporation prepaid a $1.1 million 7.84% mortgage assumed in connection with the January 1995, BABSCO, Inc. acquisition using funds available under the Revolver.

Outstanding borrowings under the $25 million Revolver at September 30, 1996 were $2.0 million bearing interest at the LIBOR rate (6.1875%).

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

The following table sets forth the consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995, expressed as a percentage of net sales:

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                     1996      1995       1996      1995
                                    ------    ------     ------    ------
Net sales                           100.0%    100.0%     100.0%    100.0%
Cost of sales                        85.4      85.2       85.5      85.2
                                    ------    ------     ------    ------
     Gross profit                    14.6      14.8       14.5      14.8
Other income - commissions             .5        .6         .5        .7
                                    ------    ------     ------    ------
                                     15.1      15.4       15.0      15.5
Selling, general & administrative
  expenses                           11.0      11.0       11.2      11.2
                                    ------    ------     ------    ------
     Operating income                 4.1       4.4        3.8       4.3
Interest expense, net                  .3        .4         .3        .5
                                    ------   -------     ------    ------
     Income before income taxes       3.8       4.0        3.5       3.8
Income taxes                          1.5       1.6        1.4       1.5
                                    ------   -------     ------    ------
     Net income                       2.3%      2.4%       2.1%      2.3%
                                   =======   =======     ======    ======

Net sales increased by $20 million (17%) for the quarter ended
September 30, 1996 compared to the 1995 quarter. The improvement in net sales is primarily due to increased demand in the Manufactured Housing industry, the Corporation's largest market. The Manufactured Housing industry reported an 8% increase in homes produced for the third quarter over the same period last year. For the nine month period ending September 30, 1996, net sales increased by $52 million (15%) when compared to the first three quarters of 1995. This increase in net sales, when compared to the 9.0% increase in manufactured homes produced during the first nine months of 1996 as compared to the same period in 1995, reflects the Corporation's increased market penetration.

Gross profit as a percentage of net sales was 14.6% and 14.8% for the quarters ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, gross profit was 14.5% and 14.8%, respectively. The slight reduction in gross profit margins as a percentage of net sales is primarily due to competitive pricing pressures experienced in the Corporation's operations. The Corporation's major customers continue to increase their market share and, in turn, command lower prices relative to greater purchase volumes. Competition among suppliers for these higher volume major customers has also increased.

Selling, general and administrative expenses as a percentage of net sales were 11.0% for the quarters ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, this percentage was 11.2%. The Corporation continues to realize some of the benefits of having consolidated its three distribution entities earlier in the year. There are strategies in place to continue to improve those operations.

Interest expense decreased from $581,000 in the third quarter of 1995 to $460,000 in the 1996 quarter reflecting the lower total outstanding debt during the 1996 quarter. Continued strong cash flows allowed the Corporation to reduce its debt by $1 million during the third quarter. Interest expense for the nine months ended September 30, 1996 and 1995 was $1,398,000 and $1,913,000, respectively. Debt was reduced by $5.7 million during the first nine months of 1996.

Federal and state income taxes as a percentage of net income before taxes were 39% for all periods presented.

Net income as a percentage of sales was 2.3% and 2.4% for the quarters ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, these percentages were 2.1% and 2.3%, respectively. The decline is chiefly related to the reduction in the commission rate earned on one of the Corporation's distributed products and decreased gross margins in the distribution operations.


LIQUIDITY AND CAPITAL RESOURCES
Net cash flows provided by operating activities totaled $11.7 million for the nine months ending September 30, 1996, primarily consisting of $8.4 million in net income, $2.4 million of depreciation and amortization, and a $.9 million net decrease in the components of working capital.
Although the Corporation experienced normal seasonal increases in inventories and accounts receivable, these were offset by increases in accounts payable and accrued liabilities reflecting the Corporation's proactive efforts to control its net working capital investment.

Capital expenditures during the nine months ended September 30, 1996 were $6.1 million including the purchase of $4.4 million of real estate previously leased. Depreciation expense for the first nine months of 1996 was approximately $1.6 million.

For the nine months ended September 30, 1996, the Corporation reduced its interest bearing debt by $5.7 million from $26.3 million at December 31, 1995 to $20.6 million at September 30, 1996. The reduction of debt reflects the $11.7 million of cash flow provided by operations less $6.0 million of capital expenditures. Management believes the Corporation's financial condition to be strong and expects operations to continue to generate adequate cash flows to support working capital and capital expenditure requirements. In addition, the Corporation has a $25 million bank revolving credit facility, of which $2 million was outstanding as of September 30, 1996.

On October 30, 1996, the Corporation announced that it had signed a "Letter of Intent" to sell the net assets and operations of its carpet manufacturing subsidiary, Danube Carpet Mills, Inc. of Fort Oglethorpe, GA to Dixie Yarns, Inc. of Chattanooga, Tennessee for $25 million in cash subject to certain adjustments. Danube's revenues represent approximately $75 million (15%) of Shelter's consolidated net sales.

The sale is subject to the expiration of any waiting periods under the Hart - Scott - Rodino Antitrust Improvements Act of 1976, the buyer's due diligence, the two Companies completing a definitive agreement, and approval by the respective Boards of Directors. The companies anticipate closing the sale on or about December 31, 1996. Shelter management is currently assessing the various alternative uses of the potential proceeds from such a sale.

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




                        PART II  OTHER INFORMATION

Item 6     EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                 Exhibit 99 - Press Release
           b.  Reports on Form 8-K:
                 None


All other items in Part II are either not applicable or answerable in the negative.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHELTER COMPONENTS CORPORATION
                                     (Registrant)


Dated:  November 12, 1996     By:    /S/ Larry D. Renbarger
                                     ----------------------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  November 12, 1996    By:     /S/ Mark C. Neilson
                                     ----------------------------------
                                     Mark C. Neilson
                                     Secretary/Treasurer
                                     (Principal Financial & Accounting
                                     Officer) and Director

Exhibit 99

SHELTER COMPONENTS CORPORATION

October 30, 1996

SHELTER COMPONENTS CORPORATION
SIGNS LETTER OF INTENT TO SELL ITS CARPET OPERATIONS

Elkhart, IN, October 30, 1996,--Shelter Components Corporation (SST-AMEX) announced today that it had signed a "Letter of Intent" to sell the net assets and operations of its carpet manufacturing subsidiary, Danube Carpet Mills, Inc. of Fort Oglethorpe, GA to Dixie Yarns, Inc. (NASDAQ:DXYN) of Chattanooga, Tennessee for $25 million subject to certain adjustments. Danube's revenues represent approximately $75 million (15%) of Shelter's consolidated net sales, which are anticipated to surpass $500 million in calendar year 1996. Dixie owns and operates several businesses in the textile and floor covering industries, including Carriage Industries, Inc., which, like Danube, is engaged in the manufacture of carpeting products for the Manufactured Housing, Modular Housing and Recreational Vehicle industries.

The sale is subject to regulatory approval, Dixie's due diligence, the two Companies completing a definitive agreement, and approval by Shelter's Board of Directors. There can be no assurance that an agreement will be executed or that the transaction will be consummated. The companies anticipate closing the sale on or about December 31, 1996. Shelter management is currently assessing the various alternative uses of the potential proceeds from such a sale.

Shelter Components Corporation, operating through its various subsidiaries, is a nationwide distributor of hardware, fasteners, building products, vinyl windows, floor coverings, plumbing, electrical products, and decorative wallboard used principally in the production of manufactured housing, modular housing and recreational vehicles. Customers are supplied nationally from strategically located regional distribution warehouses in 14 states. In addition to the Danube carpet and yarn manufacturing operations, the Company also thermoforms plastic bath products in Michigan and Texas, and laminates decorative wallboard in Indiana, Georgia, Tennessee and Texas.

-END-