Form 10-K
period 1996-12-31
SHELTER COMPONENTS CORP
filed 1997-03-28
CIK 821530

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-K
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

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

                                 (219) 262-1514
                 (Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X
                 ---
The aggregate market value of the Common Shares held by non-affiliates of the Registrant, based on the closing price on February 28, 1997 as reported by The American Stock Exchange, was approximately $78,508,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 28, 1997, there were approximately 7,680,000 Common Shares outstanding.

                     Documents Incorporated by Reference

                                          Parts of Form 10-K into which
Document                                   the Document is Incorporated

Portions of the Annual Report to Shareholders
for the Year Ended December 31, 1996	                  Part II

Portions of the Proxy Statement with Respect to the 1997 Annual Meeting of Shareholders of the Registrant Part III

                                  PART I

Item 1 - Business

(i)  General
Shelter Components Corporation ("Registrant") is primarily a supplier of numerous products to the Manufactured Housing, Modular Housing and Recreational Vehicle industries including laminated wallboard products and thermoformed plastic bathroom products which are manufactured by wholly-owned subsidiaries.
 To a lesser extent, the Registrant distributes products to other industries within the Registrant's geographic territories.

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

On May 2, 1994 the Registrant, through its wholly-owned subsidiary, Shelter Components of Indiana, Inc. acquired the business operations and operating assets of TATCO, Inc. ("TATCO") located in Lancaster, Pennsylvania. TATCO was a wholesale distributor of building and component products to the Manufactured Housing and Modular Housing industries.

Effective January 1, 1995, the Registrant, through its newly-formed wholly-owned subsidiary, Nubabsco, Inc. ("Nubabsco"), acquired the business operations and operating assets of BABSCO, Inc. ("BABSCO"), located in Elkhart, Indiana and having additional operations in Plymouth and Warsaw, Indiana and Mt. Joy, Pennsylvania. The Registrant subsequently changed the name of Nubabsco to BABSCO, Inc. BABSCO was a wholesale distributor of a full line of electrical products to the Recreational Vehicle, Manufactured Housing and Modular Housing industries, and to electrical contractors in the Northern Indiana and Southern Michigan region.

On January 1, 1996, the Registrant consolidated the operations of its three wholly-owned distribution subsidiaries, BABSCO, Inc., Thunander Corporation, and Shelter Components of Indiana, Inc. into a newly-formed limited partnership named Shelter Distribution, LP. The partnership is owned by the Registrant's wholly-owned subsidiaries, Shelter Components of Indiana, Inc. (99% limited partner) and newly formed BPR Holdings, Inc. (1% general partner).

Also on January 1, 1996, the Registrant merged its wholly-owned bath products manufacturing subsidiaries, Better Bath Components, Inc. and Duo-Form of Michigan, Inc. ("Duo-Form") under the Duo-Form name, with Better Bath Components continuing to operate as a division of Duo-Form.

On December 31, 1996, the Registrant sold the business operations and certain assets and transferred certain liabilities of Danube Carpet Mills, Inc., its wholly-owned carpet manufacturing subsidiary. Included in the sale agreement was an agreement not to compete with the buyer for a period of five years in the carpet and yarn business and for a period of two years in the vinyl floor covering business.

The Registrant's operations are conducted from its headquarters and distribution centers in Elkhart, Indiana and from 21 additional locations in other areas of the United States. Through these locations, the Registrant is able to service its customers who, in accordance with industry practice, generally do not inventory significant quantities of items supplied by the Registrant and, accordingly, require frequent deliveries.

(ii.)  Distributed Products
The principal products manufactured by others and distributed by the Registrant's wholesale distribution subsidiary, Shelter Distribution, LP, can be divided into four major groups: building products, hardware and fasteners, plumbing, and electrical components. The principal products manufactured by others and distributed by the building products division include wood moulding, exterior wood and vinyl siding, visqueen, gypsum board, parquet wood flooring, and windows.

The principal products manufactured by others and distributed by the hardware and fastener division are a wide variety of fasteners, hardware and power tools used in the production of both Manufactured Homes and Recreational Vehicles. The hardware division distributes approximately 30,000 items. Fasteners include screws, bolts and nuts of various sizes and dimensions. Hardware components include lock sets, cabinet door pulls, hinges, door slides and drapery hardware. The power tools and mill supplies are comprised principally of stationary power tools, table saws, hoists and related equipment used in the manufacturing cycle, including complete plant set-ups. Additional items include plastic film, tape, glue, caulking, chemicals and abrasives.

The principal products manufactured by others and distributed by the Registrant's electrical division are wire, wiring devices, power generators, circuit breakers, panels, air conditioners, mill supplies and machinery.

The principal products manufactured by others and distributed by the Registrant's plumbing division are drain waste vent systems, potable water systems and fixtures.

In view of the variety of products distributed by the Registrant, its customers are able to maintain low inventories by placing frequent orders to meet their requirements for such items.

(iii.)  Manufactured Products
The principal products manufactured by the Registrant's subsidiaries are laminated wallboard products and thermoformed bathroom products.

Laminated Wallboard - Design Components, Inc. ("Design") a subsidiary of the Registrant, manufactures laminated wallboard products primarily for the Manufactured Housing and Recreational Vehicle industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement industry. Decorative paper or vinyl wall coverings are laminated onto 4'x 8' sheets of gypsum or lauan and are shipped directly to the customers from one of Design's five manufacturing facilities located in Indiana, Georgia, Tennessee, and Texas (2 plants).

Thermoforming - Duo-Form of Michigan, Inc. ("Duo-Form") a subsidiary of the Registrant, manufactures bathtubs, shower enclosures and tub wall surrounds using the thermoforming process. Thermoforming is the heating of plastic sheet to a softening temperature and forcing the hot flexible material over a mold by the use of mechanical and vacuum pressure. Allowed to cool, the plastic retains the exact shape and detail of the mold. Better Bath , a division of Duo-Form, manufactures primarily for the Manufactured Housing industry while Duo-Form manufactures primarily for the Recreational Vehicle industry.

(iv.)  Purchasing
The Registrant's purchases of products for distribution are from domestic and foreign sources. In 1996, five unaffiliated suppliers accounted for approximately 35% of consolidated purchases. The relationships with those suppliers have been good and the Registrant does not have any reason to anticipate that they will not continue.

The raw material used by the Registrant for its manufactured products are generally available from a number of sources and the loss of any one source would not have a material adverse effect on the Registrant.

The Registrant's purchases, primarily of fasteners, hardware, and plywood include products manufactured in foreign countries, principally Korea, Indonesia, Malaysia, China, and Taiwan. The Registrant also purchases products from United States based distributors and/or affiliates of the foreign manufacturers. Shipments of foreign manufactured products may be delayed as a result of shipping difficulties, dock strikes, export and import restrictions, and other factors beyond the control of the Registrant. The Registrant generally makes purchases by purchase orders rather than long-term contracts. Orders for U.S. manufactured products usually require one to two months lead time while foreign products require up to four months.

(v.)  Industry Segment
The Registrant is engaged in only one industry segment: the manufacture and wholesale distribution of numerous products, for use principally by the Manufactured Housing and Recreational Vehicle industries and to other manufacturing companies.

According to the National Conference of States on Building Codes and Standards, there were approximately 363,000, 340,000, and 304,000 manufactured homes built in the United States in 1996, 1995 and 1994, respectively. Most Manufactured Housing and Recreational Vehicle manufacturers do not maintain significant inventories of parts and supplies as compared with their production requirements. Suppliers, including the Registrant, must therefore bear the risk of making accurate advance estimates of customer orders and maintaining adequate levels of inventories to meet the needs of their customers. The Manufactured Housing and Recreational Vehicle supply and distribution industry is generally fragmented, characterized by small and medium size enterprises located throughout the country.

(vi.)  Sales and Principal Customers
The Registrant's sales are conducted principally through its staff of 196 full-time salespeople. Sales are made by personal contact, principally by visiting customer locations and by telephone contact. As of December 31, 1996, the Registrant had two customers (Champion Enterprises, Inc. and Fleetwood Enterprises, Inc.), which accounted for approximately 13% and 11%, respectively, of the Registrant's 1996 consolidated net sales.

The nature of the Registrant's business and the industries requires that the Registrant be able to deliver orders promptly from its inventory and consequently the Registrant does not generally have a significant backlog of orders.

(vii.)  Facilities
Because of the substantial expense in shipping Manufactured Homes, manufacturers maintain production facilities in or close to the principal market for these products. The Registrant maintains nine manufacturing and related facilities and twenty-one distribution centers. Each distribution center and manufacturing facility is located in a major Manufactured Housing and/or Recreational Vehicle market and, consequently, the Registrant's delivery time to its customers is minimized. The Registrant generally purchases its principal products in truckload quantities and maintains substantial inventories of these products in each of their distribution centers. Many of the products are sold directly from the distribution centers and delivered by the Registrant's trucks, vans or by common carriers, with the balance shipped directly from the product manufacturer's facilities to the customer. Although the Registrant has had long-standing business relationships with many of its customers, there are generally no exclusive or long-term contracts with them.

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

(ix.)  Employees
As of December 31, 1996, the Registrant had 1,127 full-time employees, of whom 196 were engaged in sales, 681 in warehouse, manufacturing and distribution services, and 250 in administration. The Registrant has experienced no work stoppage arising from labor disputes and considers employee relations to be good. None of the employees are covered by collective bargaining agreements, except that effective February 1, 1997 certain employees at the Registrant's plastic operation in Texas are covered by a two-year collective bargaining agreement.

(x.)  Seasonality
Sales in the Manufactured Housing and Recreational Vehicle industries are usually seasonal in nature, with most units normally being sold in the period from March through October. Historically, the Registrant's sales generally tend to be greater during the second and third quarter of each calendar year and lower during the first and last quarter of the calendar year. Operations during the fourth quarters of 1995 and 1996 were adversely affected by winter storms that restricted the movement of finished manufactured homes and RVs by the Registrant's customers to their retail dealerships. These conditions were not experienced during the fourth quarter of 1994.

Item 2 - Properties
Set forth below is a brief summary of the properties which were owned or leased by the Registrant as of December 31, 1996:

LOCATION             	SQUARE FOOTAGE          USE	           OWNED OR LEASED
Elkhart, IN                 5,000         Corporate Offices        Owned

DISTRIBUTION
Elkhart, IN (Bldg Products)94,000         Distribution             Owned
Elkhart, IN (Hardware)     15,000         Distribution             Leased (a)
Elkhart, IN (Hardware)     65,000         Distribution             Owned
Elkhart, IN (Electrical)   70,000         Distribution             Owned
Elkhart, IN (Electrical)   22,000         Distribution             Owned
Elkhart, IN (Electrical)    8,000         Distribution             Leased
Plymouth, IN                5,000         Distribution             Leased
Warsaw, IN                 20,000         Distribution             Leased (a)
Bear Creek, AL             85,000         Distribution             Owned
Phoenix, AZ                59,000         Distribution             Leased
Riverside, CA              35,000         Distribution             Leased
Concord, NC                65,000         Distribution             Owned
Newton, KS                 80,000         Distribution             Owned
Valdosta, GA               76,000         Distribution             Leased
Lakeland, FL               36,000         Distribution             Leased
Milwaukie, OR              62,000         Distribution             Leased
Morristown, TN             42,000         Distribution             Leased
Ft. Worth, TX              91,000         Distribution             Leased
Lancaster, PA              43,000         Distribution             Leased
Redwood Falls, MN          24,000         Distribution             Owned
Leola, PA                  13,000         Distribution             Owned

MANUFACTURING
Waxahachie, TX            100,000         Thermoforming            Owned
Edwardsburg, MI            70,000         Thermoforming            Owned
Edwardsburg, MI             7,000         Warehouse- Thermoforming Leased
Elkhart, IN                74,000         Laminating               Owned
Elkhart, IN                20,000         Warehouse-Laminating     Owned
Tifton, GA                 22,000         Laminating               Owned
Madisonville, TN           38,000         Laminating               Leased
Mansfield, TX              25,000         Laminating               Owned
Temple, TX                 44,000         Laminating               Leased

(a) These properties are leased from entities that are primarily owned by certain officers and directors of the Registrant. The rentals are believed to be as low or lower than could be obtained from an independent third party.

The following owned properties were being held for sale as of December 31, 1996:

LOCATION                SQUARE FOOTAGE     USE
Ft. Oglethorpe, GA         78,000         Vacant (b)
Ft. Oglethorpe, GA         20,000         Vacant (b)
Ft. Oglethorpe, GA         35,000         Vacant (b)
Chattanooga, TN            74,000         Vacant (b)
Lafayette, GA              73,000         Rental Property (b)
Elkhart, IN                40,000         Vacant
Ft. Worth, TX              42,000         Vacant
Moultrie, GA               10,000         Vacant

(b) Properties held for sale to buyer in connection with the December 31, 1996 sale of carpet manufacturing operations. The Ft. Oglethorpe, GA properties were sold in February 1997.

Management believes that the present facilities and the equipment therein are in good repair and are adequate to meet current requirements.

Item 3 - Legal Proceedings

The Registrant is not involved in any material litigation.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1996 to a vote of security holders.

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

PART III


Item 10 - Directors and Executive Officers of the Registrant

(a) Directors - The information included under the caption "Election of Directors" in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

(b.) Executive Officers -

Name of Officer and   Age as of    Date First Elected   Principal Occupation
Positions/Offices    February 28,    to Executive       and Employment During
Presently Held           1997           Office            Past Five Years

Larry D. Renbarger        58             1987          Chief Executive
  Chief Executive                                      Officer of the
  Officer and Director                                 Registrant since
                                                       May 1992 and
                                                       President from May
                                                       1992 to December
                                                       1996.

Gerald R. Stults          48             1995          President and owner
  President and                                        of BABSCO, Inc. from
  Chief Operating Officer                              January 1981 until
  and Director                                         January 1995 when the
                                                       Registrant acquired
                                                       BABSCO, Inc. from
                                                       him. Executive Vice
                                                       President and COO
                                                       from August 1995 to
                                                       December 1996.
                                                       Appointed President
                                                       in December 1996.

Mark C. Neilson           38             1987          Chief Financial
  Chief Financial Officer,                             Officer, Vice President
  Vice President, Secretary,                           Secretary and
  Treasurer and Director                               Treasurer of the
                                                       Registrant.

James E. DeCraene         52             1993          Prior to joining the
  Vice President of                                    Registrant in 1993,
  Planning and                                         Mr. DeCraene was Vice
  Development                                          President and General
                                                       Manager of Harmon Glass
                                                       Corporation from 1982
                                                       through 1992.

Steven A. Salzer          35             1996          Prior to joining the
  Vice President,                                      Registrant, Mr. Salzer
  General Counsel and                                  was Branch General
  Assistant Secretary                                  Manager of Alumax
                                                       Building Products, Inc.
                                                       from 1994 to 1996
                                                       and a Staff Attorney
                                                       of Alumax, Inc. from
                                                       1992 until 1994.

Item 11 - Executive Compensation
The information included under the captions "Meetings and Committees of the Board of Directors", "Director Compensation", "Executive Compensation", "Compensation Committee Report on Executive Compensation", and "Employees' Savings and Investment Plan" in the Proxy Statement is incorporated herein by reference in response to this item.

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
The information included under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Report of Independent Accountants" in Exhibit 13 of this Form 10-K is incorporated herein by reference in response to this item. The "Report of Independent Accountants" for 1994 appears on page 13 of this Form 10-K report.


	2.	Financial Statement Schedule:	                          	Page

  		Report of Independent Accountants on
		 	Financial Statement Schedule - 1996 and 1995               12

  		Report of Independent Accountants on
		 	Financial Statement Schedule - 1994                      	 13

  		Schedule II - Valuation and Qualifying Accounts	           14

  		Schedules other than listed above are omitted because they are not required or the information is included in the Notes to Consolidated
    Financial Statements.

	3.	Exhibits

		  Index to Exhibits                                          15

(b)  Reports on Form 8-K

Form 8-K was filed on January 15, 1997 announcing the sale of the operations and certain assets of Danube Carpet Mills, Inc., a wholly-owned subsidiary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHELTER COMPONENTS CORPORATION
                                              (Registrant)

Dated:    March 28, 1997              /S/ Larry D. Renbarger
                                      Larry D. Renbarger, Chief
                                      Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:    March 28, 1997          By: /S/ Larry D. Renbarger
                                      Larry D. Renbarger
                                      Chief Executive Officer and
                                      Director

Dated:    March 28, 1997          By: /S/ Gerald R.Stults
                                      Gerald R. Stults
                                      President, Chief Operating
                                      Officer and Director

Dated:    March 28, 1997          By: /S/ Mark C. Neilson
                                      Mark C. Neilson
                                      Chief Financial Officer, Vice President,
                                      Treasurer, Secretary and Director
                                      (Principal Financial and Accounting
                                      Officer)

Dated:    March 28, 1997          By: /S/ William N. Harper
                                      William N. Harper
                                      Chairman of the Board

Dated:    March 28, 1997          By: /S/ Ronald D. Minzey
                                      Ronald D. Minzey
                                      Director

Dated:    March 28, 1997          By: /S/ William B. Riblet
                                      William B. Riblet
                                      Director

SHELTER COMPONENTS CORPORATION
INDEX TO FINANCIAL STATEMENTS

The financial statements and supplementary data of Shelter Components Corporation and its consolidated subsidiaries, together with the report thereon of Price Waterhouse LLP dated February 18, 1997, appearing on pages 28 through 51 of this Form 10-K report are incorporated by reference in this Form 10-K Annual Report. The report of predecessor independent accountants for the year ended December 31, 1994 appears on page 13 of this Form 10-K Annual Report.
The following additional financial data should be read in conjunction with such financial statements. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Additional Information:			                                             Page

Report of Independent Accountants on
  Financial Statement Schedule - 1996 and 1995                          12

Report of Independent Accountants on
  Financial Statement Schedule - 1994                                   13

Schedule II                                                             14

Index to Exhibits                                                       15

Consolidated Financial Statements and Notes
  to Consolidated Financial Statements	                                36-48

Report of Independent Accountants on
Financial Statement Schedule




To the Shareholders and Board of Directors of Shelter Components Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 18, 1997 appearing in the 1996 Annual Report to Shareholders of Shelter Components Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K as of December 31, 1996 and 1995 and for each of the two years in the period ended December 31, 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein as of December 31, 1996 and 1995 and for each of the two years in the period ended December 31, 1996 when read in conjunction with the related consolidated financial statements.

The financial statements and the financial statement schedule of Shelter Components Corporation for the year ended December 31, 1994 were audited by other independent accountants, whose report dated February 7, 1995, except as to the information expressed in Note 4 for which the date was March 27, 1995, expressed an unqualified opinion on those statements.


 /s/ Price Waterhouse LLP

South Bend, Indiana
February 18, 1997

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Shelter Components Corporation:

We have audited the consolidated statements of income, shareholders' equity and cash flows and the financial statement schedule of Shelter Components Corporation and subsidiaries for the year ended December 31, 1994. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Shelter Components Corporation and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic 1994 financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              /s/ Coopers & Lybrand L.L.P.



South Bend, Indiana
February 7, 1995

                        SHELTER COMPONENTS CORPORATION
                               AND SUBSIDIARIES

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1996, 1995 and 1994


Column A          Column B         Column C          Column D       Column E
                 Balance at   Charged to  Charged to                Balance
                 Beginning    Costs and     Other    Deductions     at End
Description       of Year     Expenses    Accounts      (a)         of Year
-----------
Allowance for doubt-
ful receivables de-
ducted from accounts
receivable, trade,
in the consolidated
balance sheet:
     1996      $500,000       $326,000      $ -0-    $326,000    $500,000

     1995       500,000        181,000        -0-     181,000     500,000

     1994       567,000        (21,000)       -0-      46,000     500,000




(a)  Losses, net of recoveries.

                         SHELTER COMPONENTS CORPORATION
                                   FORM 10-K
                                December 31, 1996
                                Index to Exhibits
Number Assigned                                             Sequential Number-
in Regulation                                                ing System Page
S-K,Item 601       Description of Exhibit                   Number of Exhibit
(3)      	3.1+      	Certificate of Incorporation, as amended
         	3.2+      	By-Laws, as amended
(4)	                	No exhibit
(9)	                	No exhibit
(10)	    10.8       Key 	Employee Stock Incentive Plan, as amended   16-23
        	10.20*     	Asset Purchase Agreement for purchase of
                     E'Con Mills, Inc. Agreement dated January
                     22, 1992, including Exhibit S-2, Non-
                     Compete Agreement with Anthony Bell
        10.23++    	Note Agreement, dated March 4, 1993 between
                     the Registrant and Massachusetts Mutual Life
                     Insurance Corporation
        10.24**    	Asset Purchase and Sale Agreement for pur-
                     chase of Design Time, Inc. dated October 7,
                     1993, including Exhibits 5.1 (Non-Compete
                     Agreement) and 5.3 (Consulting Agreement)
        10.27+++   	Asset Purchase and Sale Agreement for pur-
                     chase of BABSCO, Inc. dated January 27, 1995
        10.28***	   Amended Note Agreement dated February 21, 1995
                     between the Registrant and Massachusetts Mutual
                     Life Insurance Corporation (amends 10.23)
        10.29***   	Note Agreement dated February 21, 1995 between
                     the Registrant and Massachusetts Mutual Life
                     Insurance Corporation
        10.30***   	Revolving Credit Agreement dated March 27, 1995
                     between the Registrant and Society National
                     Bank, Indiana
        10.31++++  Asset Purchase Agreement for sale of Danube
                     Carpet Mills, Inc. dated December 31, 1996
        10.32      Non-Qualified Stock Option Plan                    24-27
(11)		               No exhibit
(12)		               No exhibit
(13)		               Portion of the Registrant's 1996 Annual Report   28-51
                     to Shareholders
(16)		               No exhibit
(18)		               No exhibit
(19)		               No exhibit
(21)		               Subsidiaries of the Registrant                    52
(22)		               No exhibit
(23)		               No exhibit
(24)		               No exhibit
(27)		               Financial Data Schedule	                          53
(28)		               No exhibit

+	   Filed as an exhibit to Registration Statement File No. 2-80714-C and hereby incorporated by reference thereto.
*	   Filed as an Exhibit to the Corporation's report on Form 8-K dated
     February 15, 1992, and hereby incorporated by reference thereto.
++	  Filed as an exhibit to the Corporation's report on Form 10-K dated
    	March 26, 1993 and hereby incorporated by reference thereto.
**	  Filed as an exhibit to the Corporation's report on Form 8-K dated
    	October 15, 1993 and hereby incorporated by reference thereto.
+++	 Filed as an exhibit to the Corporation's report on Form 8-K dated
    	January 30, 1995 and hereby incorporated by reference thereto.
***	 Filed as an exhibit to the Corporation's report on Form 10-K dated March
    	28, 1995 and hereby incorporated by reference thereto.
++++ Filed as an exhibit to the Corporation's report on Form 8-K dated January
     15, 1997 and hereby incorporated by reference thereto.

                                                             Exhibit 10.8

                     KEY EMPLOYEES STOCK INCENTIVE PLAN


     1. Purpose of Plan. This Key Employees Stock Incentive Plan (the "Plan") is intended to provide employment incentives that will enable Shelter Components Corporation (the "Company") to retain in the employ of the Company and its subsidiaries persons of training, experience, and ability, to attract new employees whose services are considered unusually valuable, to encourage the sense of proprietorship of such persons, and to stimulate the active interest of such persons in the development and financial success of the company. Options granted under the Plan may contain such terms as will qualify the options as incentive stock options ("ISO") within the meaning of
Section 422A(b) of the Internal Revenue Code of 1954, as amended (the "Code").

     2. Administration of Plan. The Board of Directors (the "Board") or a Stock Incentive Committee (the "Committee") appointed and maintained by the Board shall have the power to administer the Plan. The Committee shall consist of at least three (3) members who shall serve at the pleasure of the Board, and any member of such Committee shall be eligible to receive stock options ("Options") and stock appreciation rights ("SARs") under the Plan while serving on the Committee, unless otherwise specified herein. The Board or the Committee shall have full power and authority: (i) to designate participants; (ii) to designate options or any portion thereof as ISOs; (iii) to determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, provisions concerning the time or times when and the extent to which the Options and SARs may be exercised and the nature and duration of restrictions as to transferability or constituting substantial risk of forfeiture; (iv) to amend or modify any option, with the consent of the holder thereof; (v) to accelerate the right of an optionee to exercise in whole or in part any previously granted ISO including any options modified to qualify as ISOs; and (vi) to interpret the provisions and supervise the administration of the Plan.
     The Board or the Committee shall have the authority, subject to shareholder approval of the Plan, to grant in its discretion to the holder of an outstanding Option in exchange for the surrender and cancellation of such Option, a new Option having a purchase price lower than provided in the Option so surrendered and cancelled and containing such other terms and conditions as the Board or the Committee may prescribe in accordance with the provisions of the Plan.
     All decisions and selections made by the Board or the Committee pursuant to the provisions of the Plan shall be made by a majority of its members except that any decision with respect to the grant of an Option or SAR to a member of the Board or the Committee shall be made by a majority of those Board members or Committee members who are not employees of the Company or otherwise eligible to receive Options or SARs. Any decision reduced to writing and signed by a majority of the members who are authorized to make such a decision shall be fully effective as if it had been made by a majority at a meeting duly held.
     Each member of the Board or the Committee shall be indemnified and held harmless by the Company against any cost or expense (including counsel fees) reasonably incurred by him or liability (including any sum paid in settlement of a claim with the approval of the Company) arising out of any act or omission to act in connection with the Plan unless arising out of such member's own fraud or bad faith, to the extent permitted by applicable law. Such indemnification shall be in addition to any rights or indemnification the members may have as directors or otherwise under the by-laws of the Company, any agreement, vote of stockholders or disinterested directors or otherwise.

     3. Designation of Participants. The person eligible for participation in the plan as recipients of Options and SARs shall include only key employees of the Company or of any subsidiary of the Company. Directors of the Company shall not be eligible to participate in the Plan as directors, but Directors otherwise qualified shall be eligible to participate. An employee who has been granted an Option or SAR hereunder may be granted additional Options or SARs, if the Committee shall so determine.

     4. Stock Subject to the Plan. Subject to adjustment as provided in Paragraph 6 hereof and subject to ratification by the stockholders, the total shares of Common Stock, $.01 par value ("Stock") of the Company subject to this Plan shall be increased to a total of 937,500. The shares subject to the Plan shall consist of unissued shares, and such amount of shares shall be, and hereby is, reserved for sale for such purpose. Any of such shares which may remain unsold and which are not subject to outstanding options at the termination of the Plan shall cease to be reserved for the purpose of the Plan, but until termination of the Plan the Company shall, at all times, reserve a sufficient number of shares to meet the requirements of the Plan. Should any Option for any reason other than the exercise of SARs expire or be canceled prior to its exercise to relinquishment in full, the sales theretofore subject to such Option may again be made subject to an Option under the Plan.

     5. Option Price. (a) The purchase price of each share subject to Option or any portion thereof which has been designated by the Board or the Committee as an ISO shall not be less than 100% (or 110%, if at the time of the grant the optionee owns more than 10% of the total combined voting power of all classes of stock of the Company, a parent corporation of the Company or a subsidiary of the Company) of the fair market value of such share on the date the option is granted. The purchase price of each share subject to an Option or any portion thereof which is not designated as an ISO shall be not less than 75% of the fair market value of such share on the date the option is granted provided, however, that in no event shall the option price be less than the par value of the Stock. SARS granted with respect to shares of Stock covered by an outstanding option shall be granted on the basis of the option price for such shares fixed by the initial grant of such Option.
     (b) The fair market value of a share on a particular date shall be the mean between the highest and lowest quoted selling prices on such date (the valuation date) on the securities market where the Common Stock of the Company is traded. If there were no sales on the valuation date, but there were sales within a reasonable period both before or after that date, the fair market value shall be determined by taking a weighted average of the mean between the highest and lowest sales on the nearest date before and the nearest date after the valuation date. This average must be weighted inversely by the respective numbers of trading days between the selling dates and the valuation date.
     (c) The option price shall be payable upon the exercise of the Option in cash, by check, shares of the Company's Stock (valued at their fair market value) or other form satisfactory to the Board or the Committee.
     (d) The proceeds of the sale of the Stock subject to Options are to be added to the general funds of the Company and used for its corporate purposes.

     6. Adjustments. (a) If the Company is reorganized, separated from or merged or consolidated with another corporation while unexercised Options remain outstanding under the Plan, there shall be substituted for the shares subject to the unexercised portions of such outstanding Options an appropriate number of shares of each class of stock or other securities of the separated or reorganized, or merged or consolidated corporation which were distributed to the shareholders of the Company in respect of such shares; provided, however, that all such Options may be exercised in full by the employee as of the effective date of any such separation, reorganization, merger, or consolidation of the Company without regard to the installment exercise provisions of paragraph 7(a), by the employee giving notice in writing to the Company of his intention to so exercise.
     (b) If the Company is liquidated or dissolved while unexercised Options or SARs remain outstanding under the Plan, then all such outstanding Options or SARs may be exercised in full by the employee as of the effective date of any such liquidation or dissolution of the Company without regard to the installment exercise provisions of paragraph 7(a), by the employee giving notice in writing to the Company of his intention to so exercise.
     (c) If the outstanding shares of Stock shall at any time be changed or exchanged by declaration of a stock dividend, stock split, combination or exchange of shares, recapitalization, extraordinary dividend payable in stock of a corporation other than the Company or in cash or any other like event by or of the Company, and as often as the same shall occur, then the number, class and kind of shares subject to this Plan or subject to any Options or SARs theretofore granted, and the option prices, shall be appropriately and equitably adjusted so as to maintain the proportionate number of shares without changing the aggregate option price; provided, however, no adjustment shall be made by reason of the distribution of subscription rights on outstanding stock.

     7. Term and Exercise of Option and Stock Appreciation Rights. (a) Each Option and SAR granted under this Plan shall be exercisable on the dates and for the numbers of shares as shall be provided in the option certificate evidencing the Option granted by the Board or the Committee and the term thereof. However, no Option or SAR shall be exercisable after the expiration of five (5) years from the date of grant.
     (b) Each Option or portion thereof granted under the Plan and designated as an ISO shall provide that it may not be exercised while any ISO previously granted to the participant is outstanding. An Option will be considered outstanding for this purpose until it is exercised or lapses by its terms, even if it has previously been surrendered by the participant. For the purposes of this subparagraph 7(b), an Option shall be deemed exercised to the extent a related SAR is exercised as provided in paragraph 9(c) hereof.
     (c) Options and SARs may be exercised solely by the employee during his lifetime or after his death by the person or persons entitled thereto under his will or the laws of descent and distribution.
     (d) Options and SARs may not be exercised after the termination of employment of the employee unless (i) termination of employment is without cause in which event any Options and SARs still in force and unexpired may be exercised within a period of ninety (90) days from the date of such termination, but only with respect to the number of shares purchasable at the time of such termination, (ii) termination of employment is the result of the death or disability of the employee in which event any Options and SARs still in force and unexpired may be exercised within a period of six (6) months from the date of each, but only with respect to the number of shares purchasable at the time of such termination, or (iii) termination of employment is the results of retirement under any deferred compensation agreement or retirement plan of the Company or of any subsidiary of the Company or after age 60.
While Options and SARs granted hereunder are still in force and unexpired, the Board or Committee shall have the discretion to permit any unmatured installments of the Options and SARs to be accelerated to a date on or prior to the date three (3) months after the date of retirement, and the Options and SARs shall thereupon be exercisable in full without regard to the installment exercise provisions of subparagraph 7(a).
     (e) The holders of Options shall not be or have any of the rights or privileges of a shareholder of the Company in respect of any shares purchasable upon the exercise of any part of an Option unless and until certificates representing such shares shall have been issued by the Company to such holders.
     (f) The form of Option authorized by the Plan may contain such other provisions as the Board or the Committee may, from time to time, deem advisable. Without limiting the foregoing, the Board or the Committee may, with the consent of the employee, from time to time cancel all or any portion of any Option then subject to exercise, and the Company's obligation in respect of such Option may be discharged by (i) payment to the employee of an amount in cash equal to the excess, if any, of the fair market value, as defined in subparagraph 5(b), of the shares at the date of such cancellation subject to the portion of the Option so cancelled over the aggregate purchase price of such shares, (ii) the issuance or transfer to the employee of shares of Stock with a fair market value, as defined in subparagraph 5(b), at the date of such transfer equal to any such excess, or (iii) a combination of cash and shares with a combined value equal to any such excess, all as determined by the Board or the Committee in its sole discretion.
     (g) Options shall be exercised by the optionee giving written notice to, which exercise shall be effective upon receipt of such notice by (subject, in the case of the exercise of SARs, to the provisions of paragraph 9 hereof and the terms of the respective SAR agreement), the Secretary of the Company at its general offices. The notice shall specify the number of shares with respect to which the Option is being exercised. If a registration statement under the Securities Act of 1933, as amended, containing a prospectus as a part thereof, which prospectus is to comply with said Act, is not then in effect with respect to the shares issuable upon such exercise, it shall be a condition precedent to the exercise of any Option entitling the holder thereof to receive shares of Stock that (i) the person exercising the Option provide the Company with a written undertaking, satisfactory in form and substance to the Board or the Committee, that he is acquiring the shares for his own account for investment and not with a view to the distribution thereof and
(ii) such exercise be permissible under applicable law.

     8. Maximum ISOs. The aggregate fair market value of Common Stock with respect to which ISOs (within the meaning of Section 422 of the Code) are exercisable for the first time by an Optionee during any calendar year under the Plan or any other plan of the Corporation or its Affiliates shall not exceed $100,000. For this purpose, the fair market value of such shares shall be determined as of the date the option is granted and shall be computed in such manner as shall be determined by the Committee, consistent with the requirements of Section 422 of the Code.

     9. Stock Appreciation Rights. (a) At the discretion of the Board or the Committee, any Option granted under this Plan may, at the time of such grant or at any time thereafter, include an SAR. The Board or the Committee may impose conditions upon the grant or exercise of the SAR which conditions may include a condition that the SAR may only be exercised in accordance with rules and regulations adopted by the Board or the Committee from time to time and a condition that the Optionee satisfy certain performance goals before the SAR may be exercised. Such rules and regulations may govern the right to exercise the SAR granted prior to the adoption or amendment of such rules and regulations as well as SARs granted thereafter.
     (b) A "stock appreciation right" is the right of an Optionee, without payment to the Company (except for applicable withholding taxes), to receive cash or shares of Common Stock with a value equal to the amount by which the fair market value per share on the date on which an SAR is exercised exceeds the option price per share as provided in the related underlying Option. An SAR shall pertain to, and be granted only in conjunction with, a related underlying Option granted under this Plan and shall be exercisable and exercised only to the extent that the related Option is exercisable. The number of shares of Stock subject to the SAR shall be all or part of the shares subject to the related Option, as determined by the Board or the Committee. The SAR shall either become all or partially non-exercisable and shall be all or partially forfeited if the exercisable portion, or any part thereof, of the related Option is exercised and vice versa.
     (c) Subject to any restrictions or conditions imposed by the Board or the Committee, an SAR may be exercised by the employee as to a number of shares of Stock under its related Option only upon the surrender of the right to exercise a like number of shares of Stock available for exercise of the related Option at the time of surrender. Upon the exercise of an SAR and the surrender of the exercisable portion of the related Option, the employee shall be awarded cash, share of Stock or a combination of shares and cash at the discretion of the Board or the Committee. The award shall have a total value equal to the product obtained by multiplying (1) the excess of the fair market value per share on the date on which the SAR is exercised over the option price per share by (2) the number of shares subject to the exercisable portion of the related Option so surrendered. Provided further, each of the following requirements shall be met: (1) The SAR must expire no later than the expiration of the underlying ISO; (2) The SAR may be for no more than the lesser of (i) 100% of the difference between the exercise price of the underlying option and the market price of the Common Stock subject to the underlying option at the time the SAR is exercised; or (ii) 200% of the exercise price of the underlying option; (3) The SAR is transferable only when the underlying ISO is transferable and subject to the same conditions; (4) The SAR may only be exercised when the underlying ISO may be exercised; and (5) The SAR may only be exercised when the market price of the stock exceeds the exercise price of the ISO.
     (d) The portion of the SAR which may be awarded in cash shall be determined by the Board or the Committee from time to time. The number of shares awardable to an employee with respect to the non-cash portion of an SAR shall be determined by dividing such non-cash portion by the fair market value per share, as defined in subparagraph 5(b), on the exercise date. No fractional shares shall be issued.
     (e) For the purposes of this subparagraph, if there is no sale on the date the SAR is exercised, then the fair market value shall be determined on the next preceding day on which there is a sale.
     (f) The Board or the Committee may, in its sole discretion, disapprove the exercise of an SAR or the form of payment elected by any holder of an SAR.
 In the event the Board or the Committee so disapproves, in whole or in part, an election by a holder to exercise an SAR or the form of payment thereof, such disapproval shall not affect a holder's right to exercise his option currently or his SAR at a later date to the extent either is otherwise exercisable, or to elect a form of payment at a later date, provided that such later exercise and election shall be similarly subject to the Board's or the Committee's right of disapproval. In addition, such disapproval shall not affect a holder's right to exercise any other rights or options granted to a holder under the Plan.

     10. Purchase for Investment. Unless the Options and shares covered by the Plan have been registered under the Securities Act of 1933, as amended, or the Company has determined that such registration is unnecessary, each person exercising an Option under the Plan may be required by the Company to give a representation in writing that he is acquiring such shares for his own account for investment and not with a view to, or for sale in connection with, the distribution of any part thereof.

     11. Effective Date of Plan. The Plan, upon approval by the Company's Shareholders, shall be effective as of February 28, 1988.

     12. Amendments or Termination. The Board may amend, alter, or discontinue the Plan, except that no amendment or alteration shall be made that would impair the rights of any participant under any Option theretofore granted, without his consent and accept that no amendment or alteration shall be made which without the approval of the shareholder, would:
     (a) Increase the total number of shares reserved for the purposes of the Plan, except as is provided in paragraph 6, or decrease the option price provided in paragraph 5, or change the class of employees eligible to participate in the Plan as provided in paragraph 3; or
     (b) Extend the option period provided for in paragraph 7.

     13. Government Regulations. The plan, and the granting and exercise of Options and SARs thereunder, and the obligation of the Company to sell and deliver shares or cash under such Options and SARs, shall be subject to all applicable laws, rules, and regulations, including the registration of the shares pursuant to the Securities Act of 1933, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     14. Governing Law. This Plan shall be deemed made in the State of Indiana and shall be governed by and construed and enforced in accordance with the laws of such State applicable to contracts made and to be performed in such State without giving effect to the principles of conflict of laws.

                                                            Exhibit 10.32

                     SHELTER COMPONENTS CORPORATION
                  1995 NON-QUALIFIED STOCK OPTION PLAN



	1.	Purpose.  The purpose of the Shelter Components Corporation 1995
Non-Qualified Stock Option Plan (the "Plan") is to provide to Directors of Shelter Components Corporation, who are not employees of Shelter Components Corporation (the "Corporation").

	2.	Administration of the Plan.  The Plan shall be administered, construed and interpreted by a Committee (the "Committee"). The Committee shall consist of the Corporation's Board of Directors or a Committee of not less than two (2) disinterested persons appointed by the Board of Directors.

		(a)	General Provision.  The decision of a majority of the members of the Committee shall constitute the decision of the Committee, and the
Committee may act either at a meeting at which a majority of the members of the Committee are present or by a written consent signed by all members of the Committee.  The Committee shall have the sole, final and conclusive authority to determine, consistent with and subject to the provisions of the Plan:

 			(i)	the individuals (the "Optionees") to whom options or
        successive options shall be granted under the Plan;

			(ii)	the time when options shall be granted under the Plan;

		(iii)	the number of shares of Common Stock of the Corporation
        to be covered under each option;

			(iv)	the option price to be paid upon the exercise of each
        option;

 			(v)	the period within which each option may be exercised;

			(vi)	the extent to which stock appreciation rights shall be
        awarded in conjunction with an option; and,

		(vii)	the terms and conditions of the respective Stock Option
        Agreements by which options granted shall be evidenced.

The Committee shall also have authority to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations necessary or advisable in the administration of the Plan.

		(b)	Notwithstanding the foregoing; to facilitate the
administration of the plan, it shall be automatic, unless rescinded by the committee, that each non-employee Director of the Company shall be granted 2,000 options, under the terms of the plan, at the first meeting of this Board of Directors in each calendar year beginning in 1996.

		(c)	Until this Plan is submitted to the shareholders, the Plan
will continue to be subject to the rules of Section 16 of the 1934 Act.

	3.	Eligibility.  Options may be granted only to Directors of the
Corporation who are not employees of the Corporation. Subject to the provisions of Section 4, an individual who has been granted an option under the Plan, if he is otherwise eligible, may be granted an additional option or options if the Committee shall so determine.

	4.	Stock Subject to the Plan.  There shall be reserved for issuance upon the exercise of options granted under the Plan Two Hundred Thousand (200,000) shares of Common Stock, $.01 par value per share, of the Corporation, which may be authorized but unissued shares of the Corporation. Subject to
Section 7, the shares for which options may be granted under the Plan shall not exceed that number. If any option shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject to it shall (unless the Plan shall have terminated) become available for other options under the Plan.

	5.	Terms of Option.  Each option granted under the Plan shall be evidenced by a Stock Option Agreement between the Corporation and the Optionee and shall be subject to the following terms and conditions and to such other terms and conditions not inconsistent with that Stock Option Agreement as the Committee may deem appropriate in each case:

		(a)	Option Price.  The price to be paid for shares of stock upon the exercise of such option shall be the fair market value at the date of grant.  Fair Market Value will be the price of the Corporation's shares at the close of trading on the American Stock Exchange on the date of grant.  If the American Stock Exchange is closed on the date of grant, the closing price on the next day's closing shall be the Fair Market
Value.

		(b)	Period For Exercise of Option.  An option shall be
exercisable at any time for five (5) years from the date of grant.
Options shall be subject to earlier termination as provided in this Plan.

		(c)	Exercise of Options.  The option price of each share of stock purchased upon exercise of an option shall be paid in full (i) in cash at the time of such exercise, (ii) if the Optionee may do so in conformity with Regulation T (12 C.F.R. Section 220.3(e)(4)) and without violating
Section 16(b) or (c) of the 1934 Act and subject to approval by the
Committee, pursuant to a broker's cashless exercise procedure, by delivering a properly executed exercise notice together with irrevocable instructions to a broker to deliver promptly to the Corporation the total option price in cash and, if desired, the amount of any taxes to be withheld from the Optionee's compensation as a result of any withholding tax obligation of the Corporation or any of its Affiliates, as specified in such notice, or (iii) subject to the approval of the Committee, by tendering to the Corporation whole shares of the Corporation's Common
Stock owned by him or any combination of whole shares of the
Corporation's Common Stock owned by him and cash, having a fair market value equal to the cash exercise price of the shares with respect to which the option is being exercised.  For this purpose, any shares so tendered by an Optionee shall be deemed to have a fair market value as determined by the Committee.  The Committee shall have the authority to grant options exercisable in full at any time during their term, or exercisable in such installments at such times during their term as the
Committee may determine.  Installments not purchased in earlier periods shall be cumulated and be available for purchase in later periods.
Subject to the other provisions of this Plan, an option may be exercised at any time or from time to time during the term of the option as to any or all whole or fractional shares which have become subject to purchase pursuant to the terms of the option or the Plan.  An option may be exercised only by written notice to the Corporation, mailed to the attention of its Secretary, signed by the Optionee (or such other person or persons as shall demonstrate to the Corporation his or their right to exercise the option), specifying the number of shares in respect of which it is being exercised, and accompanied by payment of the option price for such shares.

		(d)	Certificates.  The certificate or certificates for the shares as to which the option is exercised shall be registered in the name of the person or persons so exercising the option and shall be delivered to or upon the order of such person or persons, as soon as practicable after such written notice is received by the Corporation.  An Optionee shall not have any rights of a shareholder in respect to the shares of stock subject to an option until such shares are purchased upon exercise of such option.

		(e)	Termination of Option.  If an Optionee ceases to be a
Director of the Corporation for any reason, any option granted to him shall simultaneously terminate, except that the Director shall have ninety (90) days to exercise all options after the date the Director terminated.

		(f)	Estate Right of Option.  If a Director dies with options
outstanding, said options will terminate one hundred twenty (120) days after his death. The deceased Director's estate will have the right to exercise such options during this one hundred twenty (120) day period.

		(g)	Nontransferability of Option.  An Option may not be
transferred by the Optionee otherwise than by will or the laws of descent and distribution, and during the lifetime of the Optionee shall be exercisable only by him or his guardian or legal representative.

		(h)	Investment Representations.  Unless the shares subject to an
Option are registered under applicable Federal and State securities laws, each Optionee, by accepting an Option, shall be deemed to agree for himself and his legal representatives that any Option granted to him and any and all shares of Common Stock purchased upon the exercise of the
Option shall be acquired for investment and not with a view to, or for the sale in connection with, any distribution, and each notice of the exercise of any portion of an Option shall be accompanied by a representation in writing, signed by the Optionee or his legal representatives, as the case may be, that the shares of Common Stock are being acquired in good faith for investment and not with a view to, or for sale in connection with, any distribution (except in case of the
Optionee's legal representatives for distribution, but not for sale, to his legal heirs, legatees and other testamentary beneficiaries).  Any shares issued pursuant to an exercise of an option may bear a legend evidencing such representations and restrictions.

		(i)	No Right to Continued Service.  Nothing in this Plan or in
any agreement entered into pursuant to it shall confer on any person any right to continue in the employ of the Corporation or its Affiliates or affect any rights of the Corporation, an Affiliate, or the shareholders of the Corporation may have to terminate his service at any time.

6.	Adjustments.

	(a)	If the Corporation is reorganized, separated from, or merged, or consolidated with another corporation while unexercised Options remain outstanding under the Plan, there shall be substituted for the shares subject to the unexercised portions of such outstanding Options, an appropriate number of shares of each class of stock or other securities of the separated or reorganized, or merged or consolidated corporation which were distributed to the shareholders of the Corporation in respect to such separated or reorganized, or merged, or consolidated corporation which were distributed to the shareholders of the Corporation in respect of such shares; provided, however, that all such Options may be exercised in full by the Optionee as of the effective date of any such separation, reorganization, merger, or consolidation of the Corporation by the Optionee giving notice, in writing, to the Corporation of the Optionee's intention to so exercise.

	(b)	If the Corporation is liquidated or dissolved while unexercised
Options or SARs remain outstanding under the Plan, then all such outstanding Options or SARs may be exercised in full by the Optionee as of the effective date of any such liquidation or dissolution of the Corporation by the Optionee giving notice, in writing, to the Corporation of the Optionee's intention to so exercise.

	(c)	If the outstanding shares of stock shall at any time be
changed or exchanged by declaration of a stock dividend, stock split, combination or exchange of shares, recapitalization, extraordinary dividend payable in stock of a corporation other than the Corporation or in cash or any other like event or of the corporation, and as often as the same shall occur, then the number, class, and kind of shares subject to this Plan or subject to any Options or SARs theretofore granted, and the option prices, shall be appropriately and equitably adjusted as to maintain the proportionate number of shares without changing the aggregate option price; provided, however, no adjustment shall be made by reason of the distribution of subscription rights on the outstanding stock.

	7.	Stock Appreciation Rights.  The Committee may award a Stock
Appreciation Right in conjunction with an Option. Under a Stock Appreciation Right, the Optionee may surrender all or a part of a Stock Option and receive, in exchange, payment of no more than 100% of the excess of the market price of the Corporation's Common Stock subject to the Option over the exercise price of the Option. The award of a Stock Appreciation Right shall be evidenced by an agreement between the Corporation and the Optionee, the provisions of which shall be determined by the Committee.

	Payment may be made in cash, in shares or Corporation's Common Stock, or in a combination of cash and shares of Common Stock. Notwithstanding any other provision in the Plan to the contrary, the Committee shall have the sole discretion either (i) to determine the form in which payment for the Stock Appreciation Right will be made (i.e., cash, shares of the Corporation's Common Stock or a combination), or (ii) to consent to or disapprove the election of the Optionee to receive cash in full or partial settlement of the Stock Appreciation Right. Such consent or disapproval must be given within seven (7) calendar days after the date on which the Optionee initially elects the form of payment. Upon exercise of a Stock Appreciation Right respecting a given number of shares subject to the option, the right to exercise the related stock option respecting such shares shall automatically terminate.

	To the extent that stock appreciation rights shall be exercised, the Option with respect to which the stock appreciation rights have been granted shall be deemed to have terminated for a reason other than the exercise of them for the purpose of the limitation on the aggregate number of shares reserved under Section 4 of this Plan.

	8.	Amendment.  The Board of Directors of the Corporation may amend the
Plan from time to time.

No amendment of the Plan, however, may, without the consent of the Optionees, make any changes in any outstanding options previously granted under the Plan which would adversely affect the rights of such Optionees.

	9.	Termination.  The Board of Directors of the Corporation may
terminate the Plan at any time and no option shall be granted thereafter. Such termination, however, shall not affect the validity of any option previously granted under the Plan.

	10.	Successors.  This Plan shall be binding upon the successors and assigns of the Corporation.

	11.	Governing Law.  The terms of any options granted under this Plan and the rights and obligations under this Plan of the Corporation, the Optionee and their successors in interest shall, except to the extent governed by Federal law, be governed by Indiana law.

	12.	Government and Other Regulations.  The obligations of the
Corporation to issue or transfer and deliver shares under options granted under the Plan shall be subject to compliance with all applicable laws, governmental rules and regulations, and administrative action.

	13.	Effective Date.  The Plan shall become effective when it shall have been approved by the Corporation's Board of Directors.

                                                        Exhibit 13

SELECTED FINANCIAL DATA
OPERATING RESULTS DATA                 Years ended December 31
(in thousands, except per share data)
                                1996       1995      1994      1993      1992

Net sales                    $521,022   $462,323  $333,104  $236,958  $193,627

Net income                     11,698(1)  10,038     8,697     6,562     4,220

Net income per share:

  Primary                        1.51(1)    1.31      1.19       .90       .62

  Fully diluted                  1.51(1)    1.31      1.19       .90       .58

Cash dividends per share          .05        .05       .05       .03       .01

Weighted average shares:

   Primary                      7,738      7,680     7,300     7,240     6,859

   Fully diluted                7,751      7,698     7,303     7,269     7,223

Operating results data include the results of acquired businesses from the dates of acquisition (BABSCO, Inc. - January 1, 1995; TATCO, Inc. - May 2, 1994; Design Components, Inc. - October 7, 1993; and E'Con Mills, Inc. - January 31, 1992).

(1) 1996 net income includes a $3.2 million gain ($.41 per share) on the sale of the Corporation's carpet manufacturing and yarn processing operations.

All share and per share data have been adjusted for stock splits.

[Graphic - In the margin of the presentation of `SELECTED FINANCIAL DATA" in the annual report to shareholders are three charts.

1. The top chart presents the Corporation's "Net Sales" trend for five years. The X axis shows the years 1992 through 1996. The Y axis represents net sales dollars, in millions.

2. The middle chart presents the Corporation's "Net Income" trend for five years. The X axis shows the years 1992 through 1996. The Y axis represents net income, in millions.

3. The bottom chart presents the Corporation's "Earnings per Share" trend for five years. The X axis shows the years 1992 through 1996. The Y axis represents fully-diluted earnings per share.]

BALANCE SHEET DATA                      As of  December 31
(in thousands)
                               1996       1995      1994      1993      1992

Working capital            $ 50,084    $ 41,729  $ 40,776  $ 22,998  $ 21,148

Total assets                120,910     107,414    87,332    61,917    47,647


Long-term debt, net of
 current maturities          16,639      19,596    21,824    11,766     9,695

Shareholders' equity         62,780      51,168    38,116    29,729    23,336

QUARTERLY RESULTS

Presented below is certain selected quarterly financial information for the years ended December 31, 1996 and 1995: (in thousands, except per share data)

                First        Second         Third        Fourth           1996
1996           Quarter       Quarter       Quarter       Quarter          Total

Net sales     $119,796      $137,958      $139,311       $123,957      $521,022

Gross profit    17,516        19,681        20,319         15,805        73,321

Net income       2,268         2,888         3,235          3,307        11,698

Net income per
 common share:     .29           .37           .42            .42          1.51


                First        Second         Third         Fourth          1995
1995           Quarter       Quarter       Quarter        Quarter         Total

Net sales     $108,898      $116,406      $119,349       $117,670      $462,323

Gross profit    16,471        16,857        17,638         17,582        68,548

Net income       2,423         2,629         2,905          2,081        10,038

Net income per
 common share:     .32           .34           .38            .27          1.31

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to changes in the average common and common equivalent shares.

The fourth quarter of 1996 includes a net gain of $3.2 million ($.41 per share) as a result of the December 31, 1996 sale of the Corporation's carpet manufacturing and yarn processing operations. The gross margin and net income for the fourth quarter of 1996 were reduced by $1.5 million and $.9 million ($.12 per share) respectively, for inventory adjustments primarily related to the carpet operations.


[Graphic - In the margin of the presentation of "QUARTERLY RESULTS" in the annual report to shareholders are two charts.

1. The top chart presents the Corporation's "Earnings per Share by Quarter" for 1995 and 1996. The X axis shows the captions for "1st", "2nd", "3rd", and "4th" quarters. The Y axis represents earnings per share.
2. The bottom chart presents the Corporation's "Net Sales by Quarter" for 1995 and 1996. The X axis shows the captions for "1st", "2nd", "3rd", and "4th" quarters. The Y axis represents net sales dollars, in millions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

SIGNIFICANT FACTORS
The following discussion includes the financial condition, results of operations, and liquidity for the Corporation and its subsidiaries as of December 31, 1996 and 1995 and for the three years ended December 31, 1996.
The 1995 and 1996 results include the acquired electrical distribution operations of BABSCO, Inc. ("BABSCO"), acquired on January 1, 1995. Proforma information regarding the 1994 results of this acquisition is reflected in Note 9 of the Notes to Consolidated Financial Statements.

The results for the three years ended December 31, 1996 also include the operations of Danube Carpet Mills, Inc. the Corporation's wholly-owned carpet manufacturing and yarn processing subsidiary, the operations and certain assets of which were sold on December 31, 1996. Historical financial information regarding Danube's results of operations is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth the consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 expressed as a percentage of net sales:
                                           Years Ended December 31,
                                          1996       1995       1994
                                          ----       ----       ----
Net sales                                100.0%     100.0%     100.0%
Cost of sales                             85.9       85.2       84.6
                                         -----      -----      -----
  Gross profit                            14.1       14.8       15.4
Commission income                           .5         .7         .9
                                         -----      -----      -----
                                          14.6       15.5       16.3
Selling, general, and
  administrative expenses                 11.6       11.4       11.7
                                        ------      -----      -----
      Operating income                     3.0        4.1        4.6
Gain on sale of carpet business            1.1          -          -
Interest expense, net                      (.3)       (.5)       (.3)
                                        ------      -----      -----
      Income before income taxes           3.8        3.6        4.3
Income taxes                               1.6        1.4        1.7
      Net income                           2.2%       2.2%       2.6%

The following table sets forth the proforma consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 excluding the results of operations of the carpet and yarn business (which was sold on December 31,
1996) expressed as a percentage of net sales:
                                           Years Ended December 31,
                                          1996       1995       1994
Net sales                                100.0%     100.0%     100.0%
Cost of sales                             86.1       86.0       85.5
  Gross profit                            13.9       14.0       14.5
Commission income                           .5         .8        1.1
                                          14.4       14.8       15.6
Selling, general, and
  administrative expenses                 11.1       11.2       11.7
      Operating income                     3.3        3.6        3.9
Interest expense, net                      (.4)       (.5)       (.4)
      Income before income taxes           2.9        3.1        3.5
Income taxes                               1.1        1.2        1.4
      Net income                           1.8%       1.9%       2.1

1996 COMPARED TO 1995
Net sales increased by $59 million (13%) in 1996 as compared to 1995. The Corporation's primary market is the Manufactured Housing Industry ("MHI"), representing approximately 75% of consolidated net sales in 1996. The MHI recorded a 7% increase in homes produced in 1996 (363,000 homes) compared to 1995 (340,000 homes). With the exception of carpeting, the Corporation improved its market share in all major product categories during 1996 to account for the total sales increase in excess of MHI demand. During the year, the Corporation was particularly successful at improving its market share in electrical products, stemming from the January 1, 1995 acquisition of BABSCO. The Corporation's sales also benefited from new regional distribution operations added in 1995 in Arizona, Minnesota, and Pennsylvania, where the Corporation has established its presence. Management estimates that less than 2% of the sales increase during 1996 compared with 1995 was due to selling price increases. While it is widely expected that MHI production will grow at a slower annual rate in 1997, management anticipates that it will continue to gradually increase its market share.

Gross profit margins were 14.1% and 14.8% of net sales for 1996 and 1995, respectively. Of the .7% decrease in gross profit margins as a percentage of net sales, .6% relates to the Corporation's carpet manufacturing operations and
 .1% is attributed to the remaining operations. During 1996, the finishing operation of the carpet mill reached production levels in excess of "efficient capacity" and required a percentage of the finishing to be outsourced at a cost considerably higher than the internal cost of this process. It was discovered that the inventory costing system did not adequately recognize these higher costs and a negative year-end adjustment was necessary, adversely impacting the Corporation's consolidated results for the fourth quarter of 1996.

In addition to the decreased margins from the carpet manufacturing operations, the Corporation experienced a reduction in gross profit margins at its Design Components laminating operations. This reduction was due to strong competition in the marketplace combined with increases in the cost of gypsum during 1996. The Corporation's distribution operations experienced a modest decline in gross margins primarily due to an increase in lower margin "direct ship" business (for truckload quantities) as a percentage of all distributed product sales.

In 1997, management's efforts to improve gross profit margins will focus on: importing more distribution products at lower costs, reducing manufacturing labor and overhead, seeking new product lines that exceed current gross profit margin levels and making acquisitions that will enable the Corporation to manufacture more products. Management believes that these efforts will increase gross profit margins above 1996 levels, exclusive of the sold carpet operations.

Commission income is earned by the Corporation's distribution operations from selling, warehousing and delivery services to certain product manufacturers. Commission income decreased from $3.0 million in 1995 to $2.5 million in 1996 primarily due to a decrease in the commission rate received for warehousing and delivery of wood molding products and a change to a buy-sell arrangement on certain plumbing products.

Selling, general, and administrative ("S,G & A") expenses were 11.6% and 11.4% of net sales for 1996 and 1995, respectively. Management has begun to implement strategies to reduce its S,G & A expenses as a percentage of net sales including efforts to eliminate duplicate costs as well as reviewing staffing levels and incentive systems. Management anticipates that its future annual S,G & A expenses will decrease as a percentage of net sales as a result of these and other efforts to reduce operating costs.

Interest expense decreased by 26% from $2.5 million in 1995 to $1.8 million in 1996, due to strong cash flows during 1996 which resulted in a reduction in average borrowings outstanding on the Corporation's $25 million bank revolving line of credit during the year. The Corporation increased its average accounts payable balance with certain vendors by negotiating more favorable payment terms, thus reducing the need for bank borrowings. In addition, the Corporation negotiated lower market-based rates on its bank revolver. It is expected that interest expense will continue to decline over the near term, (exclusive of any future business acquisitions) as the Corporation continues to use excess cash flows generated to reduce its outstanding debt. The Corporation also anticipates realizing material amounts of interest income until the proceeds from the sale of its carpet manufacturing operations are redeployed.

Federal and state income taxes as a percentage of income before income taxes, were 41% for 1996 compared to 39% for 1995. The increase in the effective rate in 1996 is due to the write-off of $800,000 of non-deductible goodwill in connection with the sale of the carpet and yarn operations. The Corporation anticipates that its effective tax rate in 1997 will be approximately 39%.

Net income was 2.2% of net sales for 1996 and 1995. The 1996 results include a $3.2 million (after-tax) gain on the sale of the carpet manufacturing and yarn processing operations. Net income for 1996, exclusive of this gain, was 1.6% of net sales. The reduction in this percentage, exclusive of the gain on the sale of the carpet operations, is primarily due to poor performance experienced in the Corporation's carpet manufacturing operations in 1996, and other factors as discussed above. Net income as a percentage of net sales, exclusive of both the carpet and yarn operations and the gain on the sale thereof, was 1.8% and 1.9% for 1996 and 1995, respectively. Management anticipates and expects to improve its net income as a percentage of net sales in future periods due to the strategies discussed above aimed at improving the Corporation's performance.


1995 COMPARED TO 1994
Net sales increased by $129 million (39%) in 1995 from 1994. The 39% increase consisted of 18% attributable to the acquired electrical distribution operations of BABSCO and 21% by the other operating units of the Corporation. The 21% increase in comparable sales compared favorably with the 12% increase in homes produced in 1995 compared to 1994 by the Corporation's largest market, Manufactured Housing, which reported 340,000 homes produced in 1995 compared to 304,000 homes produced in 1994. Sales to the Manufactured Housing industry represented approximately 75% of the Corporation's net sales in 1995. The Corporation improved its market share in 1995, particularly in decorative wallboard (produced by Design Components) and in the Corporation's building products distribution operations, as sales in new territories continued to grow.

Management estimates that less than 3% of the sales increase during 1995 compared with 1994, was due to selling price increases.

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

Commission income decreased from $3.1 million in 1994 to $3.0 million in 1995 primarily due to a decrease in the commission rate on certain products distributed by the Corporation for unaffiliated manufacturers.

Selling, general and administrative expenses decreased from 11.7% of net sales in 1994 to 11.4% in 1995. The reduction in this percentage reflected the Corporation's capacity to increase sales without a proportionate increase in fixed costs.

Interest expense increased from $1.0 million in 1994 to $2.5 million in 1995 due to the debt incurred and assumed in connection with the January 1995 acquisition of the operations and net assets of BABSCO. The increase also reflected higher prevailing short-term borrowing rates on working capital debt outstanding during 1995 as compared to short-term borrowing rates in 1994.

Federal and state income taxes as a percentage of income before income taxes were 39% for 1995 and 1994.

Net income as a percentage of net sales was 2.2% and 2.6% for 1995 and 1994, respectively. The primary cause of the decline in this percentage was the acquisition of BABSCO in 1995. BABSCO accounted for 13% of 1995 net sales and less than 2% of net income. The addition of these operations had a .3% adverse effect on 1995 net income as a percentage of net sales. The remaining decline of .1% was a result of the decline in gross margins as a percentage of net sales, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Corporation's cash flows from operating activities during 1996 were $15 million due to net income of $11.7 million (inclusive of the $3.2 million net gain on the sale of the carpet and yarn business) plus depreciation and amortization of $3.4 million. The Corporation decreased its accounts receivable by $2.8 million due to lower net sales during the second half of December 1996 as compared with the same period in December 1995 due to inclement weather and holiday plant closings by certain customers. Accounts payable was increased by $2.7 million due to more favorable payment terms negotiated with certain vendors. The increase in other current liabilities includes $3.3 million of income taxes currently due on the gain on the sale of the carpet and yarn operations.

Cash provided by investing activities during 1996 totalled $8 million, consisting of $16.4 million in proceeds from the sale of the carpet business (net of expenses paid in 1996 in connection with the divestiture) less capital expenditures of $8.4 million in 1996. Capital expenditures in 1996 included $4.2 million for certain real estate previously leased by the Corporation and $4.2 million for other property, plant and equipment investments. Capital expenditures in 1997 are anticipated to be approximately $4 to 7 million, compared to expected 1997 depreciation and amortization of approximately $3 million.

Cash flows used in financing activities during 1996 totalled $1.9 million as the Corporation reduced its long-term debt by $3.0 million, but increased its short-term debt by $1.3 million.

Management believes the Corporation is in good financial condition as of December 31, 1996, and anticipates the Corporation's operating cash flows in 1997 will be adequate to fund its seasonal working capital needs and capital expenditures. As of December 31, 1996, the Corporation had cash and cash equivalents of $21.1 million (primarily due to funds received in the December 31, 1996 sale of its carpet operations), $6 million of which was subsequently used to retire short-term debt outstanding under the Corporation's $25 million bank revolving line of credit agreement. The remaining funds are invested in short-term instruments while management evaluates various opportunities to reinvest funds received from the divestiture of its carpet manufacturing operations.

SEASONALITY
The Corporation's primary markets, the Manufactured Housing and Recreational Vehicle industries, typically shut down for a week in early July and for 1-2 weeks over the Christmas holidays. Operations during the fourth quarter of 1995 and 1996 were adversely affected by winter storms that restricted the shipment of finished manufactured homes and RV's by the Corporation's customers to their retail dealerships. These conditions were not experienced during the fourth quarter of 1994.

INFLATION
Generally, the impact of inflation and changing prices had a minimal impact on 1996 operating results as increases in selling prices closely followed increases in material costs. During 1995, however, the Corporation temporarily absorbed certain product cost increases because of competitive market conditions. These increases combined with competitive market conditions for certain distributed products adversely impacted the Corporation's overall gross profit margins during 1995.

During 1994, the Corporation temporarily absorbed certain manufacturing material cost increases because of competitive market conditions. Significant raw material increases, combined with competitive market conditions for laminated gypsum wallboard products, adversely impacted the gross profit margins of Design Components during 1994.

OUTLOOK FOR 1997
The Corporation's strategies to increase its net income and operating margins in 1997 and beyond will focus on maximizing the benefit from its selling, general and administrative expenses by better aligning its sales and marketing efforts with a consolidating customer base. Management also plans to direct existing resources toward improving its manufacturing systems and processes, adding new product lines to feed the Corporation's national distribution network, and aggressively seeking strategic business acquisitions that will complement existing lines and allow the Corporation to improve its market share and net profit margins.

DISCUSSION OF FORWARD-LOOKING INFORMATION
From time to time, the Corporation may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its financial condition and results of operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained in them to be materially inaccurate. Such factors include, without limitation, the following:

Economic Conditions. The Manufactured Housing and Recreational Vehicle industries have historically been cyclical and are affected by the general trends of the economy and consumer preferences and consumer confidence. The level of disposable consumer income affects the Corporation's sales, particularly with regards to the Recreational Vehicle industry, because Recreational Vehicles are generally considered discretionary expenditures by consumers. Other macro economic factors affecting the demand for the Corporation's products include the vacancy rates for rental housing, general employment levels, the level of interest rates and the availability of consumer financing. Because the majority of consumers finance their purchase of a Manufactured Home or Recreational Vehicle, the availability of financing and level of interest rates can affect a consumer's purchasing decision. A decline in general economic conditions or consumer confidence can be expected to affect the Corporation's sales adversely.

Competition. The U.S. Manufactured Housing and Recreational Vehicle industries are very competitive with several principal nationwide manufacturers and suppliers and numerous local and regional competitors. There is no assurance the Corporation will be able to maintain its current competitive position in the market or that it will be able to expand its sales.

Potential Product Liability. Like other manufacturers and suppliers, the Corporation may be subject to claims that its products or products sold by it caused or contributed to damage or injury or may be required to recall products deemed unsafe. Any such claims in excess of the Corporation's insurance coverage or material product recall expenses could adversely affect the Corporation's financial condition and results of operations.

Acquisitions. The Corporation expects to be engaged in negotiations from time to time regarding prospective acquisitions of other businesses. Such acquisitions could be material to the Corporation and, if consummated, could have a material effect on the Corporation's financial condition or results of operations. There is no assurance as to when or whether the Corporation will be able to effect acquisitions, whether it will be able to generate the necessary funding to effect such acquisitions, or as to the terms on which such acquisitions may be effected.

CONSOLIDATED BALANCE SHEETS
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES as of December 31, 1996 and 1995
(in thousands, except share and per share data)

ASSETS                                                   1996            1995
Current assets
  Cash and cash equivalents                           $ 21,096        $     24
  Trade receivables, less allowance for
    doubtful receivables, 1996 and 1995 - $500          22,827          25,452
  Inventories                                           41,475          50,049
  Deferred income taxes                                  2,128           1,412
  Prepaid expenses and other                               595             457
  Real estate held for sale                              2,576               -
        Total current assets                            90,697          77,394

Property, plant and equipment, net                      19,381          17,587

Cost in excess of net assets acquired, net of
  accumulated amortization, 1996 - $1,482 and
  1995 - $1,125                                         10,312          11,554

Other assets                                               520             879
        Total assets                                  $120,910        $107,414

LIABILITIES AND SHAREHOLDERS' EQUITY                     1996            1995
Current liabilities
  Short-term debt                                     $  6,000        $  4,723
  Current maturities of long-term debt                   1,904           2,009
  Accounts payable, trade                               23,067          23,159
  Income taxes payable                                   2,381              43
  Accrued liabilities:
    Salaries and wages                                   2,142           2,015
    Accrued expenses related to sale of business         1,703               -
    Other                                                3,416           3,716
        Total current liabilities                       40,613          35,665

Long-term debt                                          16,639          19,596

Deferred income taxes                                      745             944

Other deferred liabilities                                 133              41

Commitments (Note 8)

Shareholders' equity
  Preferred stock, $.01 par value;
    authorized and unissued 1,000,000 shares
  Common stock, $.01 par value; authorized
    10,000,000 shares, issued
    1996 - 7,680,623 shares
    and 1995 - 6,098,969 shares                             76              61
  Additional paid-in capital                            11,914          11,613
  Retained earnings                                     50,827          39,545
                                                        62,817          51,219
    Less, Treasury stock, at cost, 1996-
     24,482 shares and 1995 - 26,767 shares                 37              51
       Total shareholders' equity                       62,780          51,168
       Total liabilities and shareholders' equity     $120,910        $107,414

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994
(in thousands, except per share data)

                                       1996             1995            1994

Net sales                           $521,022         $462,323         $333,104

Cost of sales                        447,701          393,775          281,808
       Gross profit                   73,321           68,548           51,296

Commission income                      2,459            3,005            3,111
                                      75,780           71,553           54,407
Selling, general and
  administrative expenses             60,194           52,709           39,136
       Operating income               15,586           18,844           15,271

Gain on sale of carpet business       (5,919)               -                -
Interest income                         (177)            (142)             (38)
Interest expense                       1,831            2,472            1,035
       Income before income taxes     19,851           16,514           14,274
Income taxes                           8,153            6,476            5,577

       Net income                   $ 11,698         $ 10,038         $  8,697

Net income per share                $   1.51         $   1.31         $   1.19

Weighted average common and
  common equivalent shares
  outstanding                          7,738            7,680            7,300

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994
(in thousands, except per share data)
                                   Additional
                         Common      Paid-In     Retained    Treasury
                          Stock      Capital     Earnings      Stock   Total
Balance at
  January 1, 1994        $   58      $ 8,395      $21,522    $  (246) $29,729
  Exercise of stock options   -            4            -         38       42
  Cash dividends
    ($.05 per share)          -            -         (346)         -     (346)
  Cash paid in lieu of
    fractional shares         -            -           (6)         -       (6)
  Net income                  -            -        8,697          -    8,697
Balance at
  December 31, 1994          58        8,399       29,867       (208)  38,116

  Exercise of stock options   -          171            -        157      328
  Cash dividends
    ($.05 per share)          -            -         (360)         -     (360)
  Issuance of common shares in
    connection with a business
    acquisition (Note 9)      3        2,923            -          -    2,926
  Tax benefit from early sale
    of stock acquired
    with options              -          120            -          -      120
  Net income                  -            -       10,038          -   10,038
Balance at
  December 31, 1995          61       11,613       39,545        (51)  51,168

  Exercise of stock options   -          246            -         14      260
  Cash dividends              -            -         (413)         -     (413)
    ($.05 per share)
  Cash paid in lieu
    of fractional shares      -            -           (3)         -       (3)
  Five-for-four
    stock split              15          (15)           -          -        -
  Tax benefit from early
    sale of stock acquired
    with options              -           70            -          -       70
  Net income                  -            -       11,698          -   11,698
Balance at
  December 31, 1996      $   76      $11,914      $50,827    $   (37) $62,780

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
For the years ended December 31, 1996, 1995 and 1994 (in thousands)
                                                  1996        1995      1994
Cash flows from operating activities:
  Net income                                   $11,698     $10,038    $8,697
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation                                   2,337       1,930     1,508
  Amortization                                   1,013         967       524
  Loss (gain) on sales of property,
    plant and equipment                             29          11       (53)
  Deferred income taxes                           (915)        (38)     (130)
  Gain on sale of carpet business               (5,919)          -         -
Changes in certain assets and liabilities,
   excluding effects from acquisitions and dispositions:
   Trade receivables                             2,760      (1,346)   (6,327)
   Inventories                                    (738)      1,481   (17,484)
   Prepaid expenses and other                     (138)       (154)      167
   Accounts payable, trade                       2,687      (1,159)    6,479
   Other current liabilities                     2,174         172      (183)
            Net cash provided by (used in)
              operating activities              14,988      11,902    (6,802)

Cash flows from investing activities:
  Proceeds from sales of property, plant
    and equipment                                   61          51       120
  Acquisitions of property, plant
    and equipment                               (8,368)     (2,790)   (2,136)
  Acquisitions of businesses, net of
    cash acquired                                 (145)       (732)     (732)
  Proceeds from sale of carpet operations,
    net of $1,921 costs and expenses paid       16,367           -         -
  Other, net                                       110         180       132
            Net cash provided by (used in)
              investing activities               8,025      (3,291)   (2,616)

Cash flows from financing activities:
  Proceeds from issuance of debt                83,837     171,697   100,382
  Repayment of debt                            (85,622)   (180,271) (90,652)
  Proceeds from exercise of stock options          260         328       42
  Cash dividends paid                             (413)       (360)    (346)
  Other, net                                        (3)          -       (6)
            Net cash (used in) provided by
              financing activities              (1,941)     (8,606)   9,420

            Increase in cash                    21,072           5        2
Cash, beginning of year                             24          19       17
Cash, end of year                              $21,096     $    24   $   19

Supplemental disclosures of cash flow
  information
    Cash paid during the year for:
      Interest                                 $ 1,894     $ 2,516   $  979
      Income taxes                               6,660       6,894    5,940

Non-cash investing and financing activities
  Reclassification of short-term
    borrowings to reflect debt refinancing           -           -    8,000
  Obligations assumed in business acquisitions       -       9,438      897
  Short-term debt issued in business acquisition     -       1,500        -
  Long-term debt issued in business acquisition      -       5,522        -
  Common stock issued in business acquisition        -       2,926        -

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

Intangibles - Non-compete agreements are amortized on a straight-line basis over the terms of the related agreements (3 to 5 years). The excess of acquisition cost of acquired businesses over the fair value of net assets acquired ("goodwill") is amortized, using the straight-line method, over periods ranging from 10 to 40 years. The Corporation periodically reviews the carrying value of goodwill to assess that recoverability and impairments are recognized in operating results when a permanent diminution in value has occurred.

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

Fair Value of Financial Instruments - The fair value of all financial instruments where the face value differs from the fair value are estimated based upon quoted amounts or the use of current rates available for similar financial instruments. If fair value accounting had been used at December 31, 1996 and 1995, instead of the historic basis of accounting used in the financial statements, long-term debt would exceed the reported level by approximately $1.5 million in each year.

Product Warranty Expense - Provisions are made currently for the estimated future costs that will be incurred under product warranties presently in force.

Revenue Recognition and Concentration of Credit Risk - Revenue from product sales is recognized at the time of shipment and commissions are recognized as earned on an accrual basis. Although the Corporation has a concentration of credit risk in the Manufactured Housing and Recreational Vehicle industries, there is no geographical concentration of credit risk. Sales to one customer were approximately 11%, 12% and 10% of the Corporation's consolidated net sales in 1996, 1995 and 1994, respectively. Two of the Corporation's customers merged during 1996 resulting in combined sales approximating 13% of the 1996 consolidated net sales. The Corporation performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Future credit losses are provided for currently through the allowance for doubtful receivables. Actual credit losses are charged to the allowance when incurred. The amounts provided for such losses are determined based on the Corporation's historical loss experience considering current economic conditions.

Earnings Per Common Share - Primary and fully diluted earnings per common share computations are based on the weighted average number of shares of common stock and the dilutive effect of common stock equivalents (see Note 6) outstanding during each year, adjusted for all stock splits declared during the periods presented.


Note 2:    INVENTORIES
Inventories consist of the following components:
(in thousands)
                                          1996            1995

Raw materials                           $ 5,466        $ 8,272
Work-in-process                             382          4,986
Finished goods                              814          6,866
Goods held for resale                    34,813         29,925
  Total                                 $41,475        $50,049


Note 3:   PROPERTY, PLANT AND EQUIPMENT
The cost and accumulated depreciation are summarized as follows:
(in thousands)
                                          1996            1995

Land                                    $ 1,984         $ 1,435
Buildings                                12,915          10,569
Leasehold improvements                      278           1,217
Machinery and equipment                   6,276           9,739
Office equipment                          2,584           2,569
Transportation equipment                  2,206           2,184
                                         26,243          27,713
Less, Accumulated depreciation            6,862          10,126
  Property, plant and equipment, net    $19,381         $17,587

Note 4:  DEBT
The Corporation has a $25 million, unsecured, revolving bank line of credit (the "Revolver"). The Revolver requires monthly interest payments based on market interest rates (6.47% at December 31, 1996) and an annual commitment fee of 1/8% based on the unused portion of the Revolver. Outstanding borrowings under the Revolver at December 31, 1996 were $6 million which were repaid in January 1997. There were no outstanding borrowings under the revolving line of credit at December 31, 1995.

Long-term debt consists of the following:
(in thousands)
                                          1996            1995
9.24% senior notes                      $15,000         $15,000
6.4% senior notes                         1,500           3,000
Term loan, payable in monthly
  installments including interest
  at 6.75% with a final maturity
  of February 1999, collateralized
  by a real estate mortgage               1,279           1,420
Unsecured note, payable in quarterly
  installments of $50 including
  interest imputed at 9.24% with
  a final maturity of January 2000          556             697
Other                                       208           1,488
  Total long-term debt                   18,543          21,605
Less, Current maturities                  1,904           2,009
  Long-term debt, net of current
    maturities                          $16,639         $19,596


In February 1995, the Corporation issued $15 million, 9.24%, unsecured senior notes under a note agreement where interest is payable quarterly and principal is payable in eight annual installments of $1,875,000 commencing March 1998.

The unsecured $1.5 million, 6.4% senior note outstanding at December 31, 1996 was paid in full on February 15, 1997.

Aggregate annual maturities of long-term debt for each of the next five years ending December 31 are as follows: 1997 - $1,904,000; 1998 - $2,285,000; 1999
- $3,055,000; 2000 - $1,924,000 and 2001 - $1,875,000.

The revolver and senior note agreements contain, among other provisions, certain covenants including: maintenance of minimum net worth and certain financial ratios; limitations on indebtedness, liens and leases; and limitations on the payment of cash dividends. Under the senior note agreements and revolver, retained earnings of $39.2 million at December 31, 1996 is restricted, as to cash dividends and purchases or redemptions of shares of common stock.

Note 5:   RETIREMENT PLAN
The Corporation has a defined contribution plan which covers substantially all full-time employees of the Corporation and is qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may voluntarily contribute a percentage of their compensation and the plan allows the Corporation to make discretionary matching contributions. Retirement plan expense, including administrative expenses, aggregated $271,000; $259,000 and $198,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

On May 30, 1996, the Board of Directors declared a five-for-four stock split of the Corporation's common stock, paid on July 8, 1996 to shareholders of record on June 24, 1996. On February 8, 1994, the Board of Directors declared a three-for-two stock split of the Corporation's common stock, paid on March 8, 1994 to shareholders of record on February 22, 1994. All historical share and per share data has been restated for all periods presented herein to reflect these stock splits.

During 1996, the Board of Directors approved the Shelter Components Employee Stock Purchase Plan which allows all full-time employees of the Corporation to purchase shares of the Corporation's common stock through payroll deduction at market prices. As of December 31, 1996, 4,422 shares of common stock had been purchased by employees participating in the plan. The Corporation pays the expenses of administering the plan.

The Corporation has a stock incentive plan authorizing the grant of incentive stock options and non-qualified stock options to purchase up to 937,500 shares of the Corporation's common stock. Under the plan, the incentive stock option price may not be less than the fair market value of the Corporation's common stock at the date of grant. Generally, the options become exercisable over staggered periods and expire five years from the date of grant.

The transactions for shares under options for each of the three years in the period ended December 31, 1996 were as follows:

                                       Shares
                                        Under          Per Share
                                       Option        Option Price
Outstanding, January 1, 1994           322,144       $1.54 - $6.94
      Exercised                        (24,884)       1.54 -  2.02
Outstanding, December 31, 1994         297,260        1.54 -  6.94
      Exercised                       (104,235)       1.54 -  6.94
      Granted                          241,250            9.20
Outstanding, December 31, 1995         434,275        1.54 -  9.20
      Exercised                        (65,823)       1.54 -  9.20
      Cancelled                        (19,687)       6.94 -  9.20
Outstanding, December 31, 1996         348,765        6.94 -  9.20

Exercisable, December 31, 1996         136,401       $6.94 - $9.20

As of December 31, 1996, 331,095 shares were reserved for the granting of future stock options under this plan, compared with 106,330 shares at December 31, 1995.

In 1996, the Board of Directors implemented a non-qualified stock option plan for the purpose of granting stock options to the Corporation's non-employee
directors.   The plan provides for annual grants of 2,500 options to each non-
employee director at the fair market value of the Corporation's common stock at the date of the grant. The options are immediately exercisable upon grant. In May 1996, a total of 20,000 options were granted to the non-employee directors of the Corporation at an exercise price of $10.90 per share, all of which were outstanding and exercisable at December 31, 1996. As of December 31, 1996, 180,000 shares were reserved for the granting of future stock options to non-employee directors under this plan.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the 1995 grant been determined based on the fair value method as defined in SFAS No. 123, the Corporation's net income and income per share would have been reduced to the proforma amounts indicated below.
                        --------1996----------        --------1995----------
                        Reported       Proforma        Reported      Proforma
Net income               $11,698        $11,548         $10,038        $9,888
Net income per share        1.51           1.49            1.31          1.29

The fair value of the option grant is estimated on the date of grant with the following assumptions: expected volatility 32%; risk-free interest rate of 6.04%; and expected life of 3 years.

Note 7:  INCOME TAXES
Income taxes consist of the following:
(in thousands)
                                               1996         1995          1994
Federal:
  Current                                    $7,724       $5,414        $4,728
  Deferred                                     (784)         (33)         (110)
                                              6,940        5,381         4,618
State:
  Current                                     1,344        1,100           979
  Deferred                                     (131)          (5)          (20)
                                              1,213        1,095           959

  Total                                      $8,153       $6,476        $5,577

The components of the net deferred tax asset and the net deferred tax liability as of December 31, 1996 and 1995 were as follows:
(in thousands)
                                              1996         1995
Current deferred tax asset:
  Allowance for doubtful receivables         $  196       $  196
  Inventories                                   895          601
  Accrued liabilities and other               1,037          615
    Deferred tax asset                       $2,128       $1,412

                                               1996         1995
Non-current deferred tax asset (liability):
  Depreciation                               $ (643)      $ (743)
  Acquired companies                           (210)        (214)
  Other                                         108           13
    Deferred tax liability                   $ (745)      $ (944)

The following is a reconciliation of income taxes computed at the statutory federal income tax rate to the reported provision:
(in thousands)
                                               1996         1995          1994
Computed income taxes at
  federal statutory rate                     $6,948       $5,782        $4,996
State income taxes, net
  of federal benefit                            789          711           630
Writedown of non-deductible goodwill            280            -             -
Other                                           136          (17)          (49)
      Total                                  $8,153       $6,476        $5,577

Note 8:  COMMITMENTS, CONTINGENCIES AND RELATED PARTIES
Lease Commitments
The Corporation leases certain facilities under noncancellable agreements which expire at various dates through September 2000. The lease agreements require the Corporation to pay property taxes, utilities, insurance, and repairs and maintenance on the properties. In addition, certain of the building leases are with entities which are principally owned by certain directors and officers of the Corporation. During 1996, the Corporation exercised its option to purchase certain real estate totalling $3.6 million from ELJO Investments, a partnership principally owned by certain directors and officers of the Corporation. The aggregate purchase price was below the fair market value of the properties at the date of purchase. During 1996, the Corporation also purchased a facility from Stults Realty, Inc. which is owned by Mr. Stults, the Corporation's President pursuant to a provision in the January 1995 agreement to purchase the assets of BABSCO, Inc. The purchase price was approximately $600,000, which reflected the fair market value of the property.

The Corporation also leases certain transportation, manufacturing, distribution and office equipment under lease agreements with expiring terms through May 2004. The transportation leases require weekly rentals plus additional amounts based upon actual mileage.

The above described leases are accounted for as operating leases. Total rental expense in the consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 aggregated $3,759,000, $3,474,000 and $2,901,000 respectively, including payments to related parties of $266,000 in 1996, $711,000 in 1995, and $531,000 in 1994.
Future minimum annual lease payments under these operating leases, excluding mileage payments that may be required under transportation vehicle leases, are as follows:

          Year                   (in thousands)
          1997                      $2,053
          1998                       1,724
          1999                       1,254
          2000                         711
          2001                         219
          Thereafter                   168
                                    $6,129

Self Insurance
The Corporation is self-insured for certain employee health benefits ($100,000 per individual with an annual aggregate of approximately $1.4 million) and workers' compensation ($500,000 per occurrence with an annual aggregate of approximately $1.1 million). The Corporation accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Other Related Party Transactions
The Corporation made purchases from an electrical wire products supplier in which the Corporation's President has a 16% ownership interest. Total purchases for 1996 and 1995 were approximately $3 million per year. The Corporation believes the purchases were at a price and terms which approximate general market prices and terms for similar products.

Other
Certain claims are pending against the Corporation with respect to matters arising out of the ordinary conduct of the business. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs has been made by insurance, accruals or otherwise, or the ultimate anticipated costs resulting will not materially affect the Corporation's consolidated financial position or results of operations.

During 1996, the Corporation committed to the expansion of its corporate offices. At December 31, 1996, the outstanding contractual obligation amounted to $1.1 million.

Note 9:  BUSINESS ACQUISITIONS
The following acquisitions have been accounted for using the purchase method of accounting, with the operating results of the acquired businesses being included in the Corporation's consolidated financial statements from the date of acquisition.

In January 1995, the Corporation acquired the business operations and operating assets of BABSCO, Inc. ("BABSCO"), located in Elkhart, Indiana, and having additional operations in Plymouth and Warsaw, Indiana and Mt. Joy, Pennsylvania. BABSCO is a wholesale distributor of a full line of electrical products to the Recreational Vehicle, Manufactured Housing and Modular Housing industries, and to electrical contractors in the Northern Indiana and Southern Michigan region. The total purchase price was $18.2 million, consisting of three promissory notes totalling $7.0 million, 336,323 restricted shares of common stock with a market value of $2.9 million, and $8.3 million of assumed liabilities as of the closing date. The promissory notes included a $1.5 million demand note, an $800,000 note payable in quarterly installments over five years and a $4.7 million note paid in January 1996. The $7.5 million excess of the purchase price over the fair value of acquired assets ("goodwill") is being amortized over a 20-year period.

The following represents unaudited proforma financial information as if the acquisition of BABSCO had occurred at the beginning of 1994 (in thousands, except per share amounts):
                                                 1994
      Net sales                               $380,022
      Net income                                 9,400
      Net income per common share                 1.23

On May 2, 1994 the Corporation acquired the business operations and operating assets of TATCO, Inc. ("TATCO") located in Lancaster, Pennsylvania. TATCO is a wholesale distributor of building and component products to the Manufactured and Modular Housing industries. The purchase price, including liabilities assumed and amounts due under non-compete, employment, and earnout agreements totalled $2.1 million. The $700,000 excess of the purchase price over the fair value of acquired assets ("goodwill") is being amortized over a ten-year period. Proforma financial information had TATCO been acquired as of the beginning of 1994 has not been presented as it is not materially different from historical results of the Corporation.

Note 10:  DISPOSAL OF CARPET BUSINESS
On December 31, 1996, the Corporation sold the carpet manufacturing and yarn processing operations and certain assets and transferred certain liabilities of its wholly-owned subsidiary, Danube Carpet Mills, Inc., for $18.3 million in cash. The transaction resulted in a pre-tax gain of $5.9 million which amounts to a net gain of $.41 per share after income taxes. The gain is net of $4.5 million of expenses incurred in connection with the sale of the business, including an $800,000 non-deductible charge for goodwill related to the carpet and yarn operations. Condensed income statement information and a listing of the assets and liabilities retained at December 31, 1996 relating to these operations after eliminating intercompany transactions and allocations are as follows:
                                                 Year ended December 31,
                                               1996        1995        1994
Sales                                        $74,851     $68,210     $64,573
Cost of sales                                 63,403      55,385      52,228
   Gross profit                               11,448      12,825      12,345
Selling, general and
  administrative expenses                     10,547       8,709       7,658
Interest expense                                   4           3          15
Gain on sale of business                      (5,919)          -           -
Income before income taxes                   $ 6,816     $ 4,113     $ 4,672

                                         December 31, 1996
Accounts receivable                          $ 3,594
Receivable due from buyer                        135
Real estate held for sale to buyer             1,648
Accounts payable and accrued expenses         (2,444)
Income taxes payable                          (2,963)
   Net liabilities retained in excess
    of assets                                $   (30)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Shelter Components Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Shelter Components Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The financial statements of Shelter Components Corporation for the year ended December 31, 1994 were audited by other independent accountants, whose report dated February 7, 1995, except as to the information presented in Note 4 for which the date was March 27, 1995, expressed an unqualified opinion on those statements.


 /s/Price Waterhouse LLP

South Bend, Indiana
February 18, 1997

CORPORATE INFORMATION

SECURITIES INFORMATION

The Corporation's Common Stock is traded on the American Stock Exchange as Shelter Components Corporation under the symbol "SST". The following table sets forth, for the last two fiscal years, quarterly high and low bid prices for the Common Stock on the American Stock Exchange. All share prices have been adjusted to reflect the July 1996 five-for-four stock split.

1996                                    High                   Low

First Quarter                         $13-1/8                 $9-3/4

Second Quarter                         13-5/8                  9-7/8

Third Quarter                          14-1/4                 10-7/8

Fourth Quarter                         14-1/2                 11-1/2


1995                                    High                    Low

First Quarter                         $11-5/8                 $ 8-3/4

Second Quarter                         11                       8-1/4

Third Quarter                          11-7/8                   9

Fourth Quarter                         13-3/4                  11-1/4


As of February 28, 1997 there were 425 holders of record of the Corporation's common stock.



Dividends
1996 and 1995 dividends per share were as follows:


Dividends Declared In:                       1996       1995

June                                        $.024       $.024
December                                     .030        .024
Total                                       $.054       $.048

Pursuant to the terms of certain debt agreements (see Note 4 of the Notes to Consolidated Financial Statements), the Corporation is prohibited from paying cash dividends in excess of $750,000 plus 50% of consolidated net income after December 31, 1994. Future cash dividends will be contingent upon working capital needs and the financial position of the Corporation.

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


  Transfer Agent
  KeyCorp Shareholder Services, Inc.
  127 Public Square, 15th Floor
  Cleveland, Ohio 44114-1306


  Independent Accountants
  Price Waterhouse LLP
  South Bend, Indiana


  Legal Counsel
  Barnes & Thornburg
  Elkhart, Indiana

Board of Directors                   Executive Officers

Outside Directors:                    Corporate Officers:

William J. Barrett (3)                Larry D. Renbarger
Senior Vice President                 Chief Executive Officer
Janney Montgomery Scott Inc.
(Investment Bankers)                  Gerald R. Stults
                                      President
Arthur M. Borden                      & Chief Operating Officer
Partner, Rosenman & Colin
(Attorneys)                           Mark C. Neilson
                                      Chief Financial Officer
Herbert M. Gardner (2)                & Secretary-Treasurer
Senior Vice President
Janney Montgomery Scott Inc.          James E. DeCraene
(Investment Bankers)                  Vice President, Planning & Development

William N. Harper (1)(2)              Steven A. Salzer
Private Investor                      Vice President & General Counsel

Ronald D. Minzey (2)
Private Investor                      Operating Officers:
                                      Dale A. Ledbetter
Cornelius J. Murphy (3)               President, Shelter Distribution
Private Investor
Co-Founder                            Richard E. Clark
                                      President, Shelter Plastics Group
William B. Riblet
Vice President                        Richard J. Ostroski
Lippert Components, Inc.              President, Design Components, Inc


Employed Directors:

Larry D. Renbarger
Gerald R. Stults
Mark C. Neilson


(1)  Chairman of the Board
(2)  Audit Committee
(3)  Compensation Committee

                                                                Exhibit 21



SHELTER COMPONENTS CORPORATION
SUBSIDIARIES OF THE REGISTRANT
December 31, 1996




                                                           Percentage of Voting
                                         Incorporated      Securities Owned
         Name                            Under Laws of     by Immediate Parent
BPR Holdings, Inc.                            Indiana             100% (1)

Shelter Components of Indiana, Inc.           Indiana             100% (1)

    Shelter Distribution, LP                                           (2)

Design Components, Inc.                       Indiana             100% (1)

Duo-Form of Michigan, Inc.                    Michigan            100% (1)

Danube Carpet Mills, Inc.                     Tennessee           100% (1) (3)


(1)  Wholly-owned subsidiary of Shelter Components Corporation
(2) Limited partnership owned by BPR Holdings, Inc. (1%)and Shelter Components of Indiana, Inc. (99%)
(3) Business operations and substantially all net assets of Danube Carpet Mills, Inc. were sold on December 31, 1996.