Form 10-Q
period 1997-03-31
SHELTER COMPONENTS CORP
filed 1997-05-15
CIK 821530

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common, $.01 par, 7,724,967 outstanding at May 9, 1997


                       Page 1 of 12 Pages


                 SHELTER COMPONENTS CORPORATION

                                  INDEX


FINANCIAL INFORMATION
PAGES


PART I
------

  Item 1   Financial Statements:

           Consolidated Balance Sheets - March 31, 1997
             and December 31, 1996                                    3

           Consolidated Statements of Income - three
             months ended March 31, 1997 and 1996                     4

           Consolidated Statements of Cash Flows - three
             months ended March 31, 1997 and 1996                     5

           Notes to Consolidated Financial Statements                6-7

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8-10


PART II    OTHER INFORMATION                                          11


           Signatures                                                12


















                       Page 2 of 12 Pages



PART I  FINANCIAL INFORMATION

Item 1   Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                          March 31, 1997  December 31, 1996
ASSETS                                    --------------    -----------------
CURRENT ASSETS
     Cash                                    $ 10,857        $ 21,096
     Trade receivables, net                    29,548          22,827
     Inventories                               39,622          41,475
     Deferred income taxes                      2,128           2,128
     Prepaid expenses and other                   992             595
     Real estate held for sale                  1,101           2,576
          Total current assets                 84,248          90,697

PROPERTY, PLANT AND EQUIPMENT, NET             20,755          19,381
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              10,167          10,312
OTHER ASSETS                                      515             520
          Total assets                       $115,685        $120,910

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term debt                         $    ---        $  6,000
     Current maturities of long-
       term debt                                2,279           1,904
     Accounts payable, trade                   25,714          23,067
     Accrued expenses and income
       taxes payable                            7,462           9,642
          Total current liabilities            35,455          40,613
LONG-TERM DEBT                                 14,683          16,639
DEFERRED INCOME TAXES                             745             745
OTHER DEFERRED LIABILITIES                        163             133

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value              ---            ---
     Common stock, $.01 par value                  76             76
     Additional paid-in capital                12,087         11,914
     Retained earnings                         52,513         50,827
                                               64,676         62,817
     Less, Treasury stock                          37             37
          Total shareholders' equity           64,639         62,780
          Total liabilities and share-
            holders' equity                  $115,685       $120,910

The accompanying notes are a part of the consolidated financial statements.







                       Page 3 of 12 Pages



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                          Three Months Ended
                                               March 31,

                                        1997                1996

Net sales                            $106,532             $119,796

Cost of sales                          91,251              102,280

     Gross profit                      15,281               17,516

Commission income                         660                  513
                                     --------             --------
                                       15,941               18,029

Selling, general and
 administrative expenses               13,014               13,847

      Operating income                  2,927                4,182

Interest income                           222                   24
Interest expense                         (407)                (488)

     Income before income taxes         2,742                3,718

Income taxes                            1,056                1,450

     Net income                      $  1,686             $  2,268

Earnings per common and common
  equivalent share                   $    .22             $    .29 (a)


Weighted average common and common
  equivalent shares outstanding         7,752                7,719 (a)





(a) Adjusted to reflect the June 1996 5-for-4 stock split.

The accompanying notes are a part of the consolidated financial statements.








                          Page 4 of 12 Pages


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                 Three Months Ended
                                                      March 31,

                                                     1997        1996

NET CASH (USED IN)PROVIDED
  BY OPERATING ACTIVITIES                         $  (987)     $6,462

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment (1,851)     (4,134)
          Net cash used in investing activities    (1,851)     (4,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                   454      28,517
     Repayment of debt                             (8,035)    (30,907)
     Other, net                                       180          63
        Net cash used in financing activities      (7,401)     (2,327)

(Decrease)increase in cash                        (10,239)          1

Cash, beginning of period                          21,096          24
Cash, end of period                               $10,857       $  25


The accompanying notes are a part of the consolidated financial statements.























                          Page 5 of 12 Pages

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

NOTE A--BASIS OF PRESENTATION

The financial statements have been prepared from the unaudited financial records of the Corporation. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations and financial position for the interim periods.

The Consolidated Balance Sheet at December 31, 1996 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Consolidated Statements of Income and Cash Flows for the three months ended March 31, 1996 include the results of operations and cash flows of Danube Carpet Mills, Inc.
("Danube"), the business operations and certain assets of which were sold on December 31, 1996.

NOTE B--INVENTORIES
Inventories at March 31, 1997 and December 31, 1996 consisted of the following components (in thousands):

                                          3/31/97             12/31/96
                                          -------             --------
     Raw materials                        $ 5,592             $ 5,466
     Work in process                          380                 382
     Finished goods                           809                 814
     Goods held for resale                 32,841              34,813
                                          $39,622             $41,475

NOTE C--DEBT
In January 1997, the Corporation paid the $6 million revolving line of credit balance using funds available from the December 31, 1996 sale of Danube. In February 1997, the Corporation paid the final annual $1.5 million principal installment on a 6.4% institutional investor note.

At March 31, 1997, there were no borrowings outstanding under the Corporation's $25 million bank revolver.









                       Page 6 of 12 Pages

Note D-DISPOSAL OF CARPET BUSINESS
On December 31, 1996, the Corporation sold the operations and certain assets of its carpet and yarn manufacturing subsidiary, Danube Carpet Mills, Inc. The following reflects the proforma consolidated results of operations as if Danube's results had been excluded from the first quarter of 1996:

                                             Three Months Ended
                                               March 31, 1996

             Net sales                            $102,033

             Net income                              1,584

             Net income per share                      .20




































                       Page 7 of 12 Pages


SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIGNIFICANT FACTORS


The following discussion includes the financial condition, results of operations, and liquidity for the Corporation and its subsidiaries as of March 31, 1997 and for the three months ended March 31, 1997 and 1996. The 1996 results include the operations of Danube Carpet Mills, Inc. ("Danube"), the operations and certain assets of which were sold in December 1996. Proforma information regarding the 1996 results is reflected in Note D of the Notes to Consolidated Financial Statements.

The following table sets forth the consolidated statements of income for the three-month periods ended March 31, 1997 and 1996, expressed as a percentage of net sales, including proforma results for the 1996 quarter excluding the carpet and yarn manufacturing operations:

                                     Three Months Ended March 31,

                                                               Proforma
                                     1997           1996        1996(a)
                                   -------        -------      --------
Net sales                           100.0%         100.0%        100.0%
Cost of sales                        85.7           85.4         86.1
                                   -------        -------      --------
     Gross profit                    14.3           14.6         13.9
Commission income                      .7             .4           .5
                                   -------        -------      --------
                                     15.0           15.0         14.4
Selling, general & administrative
  expenses                           12.2           11.5         11.4
                                   -------        -------      --------
     Operating income                 2.8            3.5          3.0
Interest expense, net                  .2             .4           .4
                                   -------        -------      --------
     Income before income taxes       2.6            3.1          2.6
Income taxes                          1.0            1.2          1.0
                                   -------        -------      --------
     Net income                       1.6%           1.9%         1.6%
                                   =======        =======      ========

(a) Excludes results of Danube Carpet Mills, Inc. See Note D to the Financial Statements.

Net Sales decreased $13.3 million (11%) for the quarter ended March 31, 1997 as compared to the 1996 quarter. Excluding the Danube carpet and yarn manufacturing operations from the 1996 results, net sales increased by $4.5 million (4%) during the 1997 quarter. The 4% increase in net sales, on a same




                       Page 8 of 12 Pages


operations basis, compared favorably to the 4% decrease in homes produced by the Manufactured Housing Industry, the Corporation's primary market, during the 1997 quarter as compared with the 1996 quarter. The Corporation continued to increase its market share, particularly in distributed plumbing, building and electrical products. Net sales of products manufactured by the Corporation decreased by 5% during the 1997 quarter compared to the 1996 quarter, while distributed products were up 7.5% during the period.

Gross profit margins as a percentage of net sales were 14.3% for the 1997 quarter as compared to 14.6% for the 1996 quarter. On a same operations basis, the 1996 (proforma) gross profit margins were 13.9%. The increase in gross profit margins on a same operations basis reflects the Corporation's ability to reduce the cost of certain distributed products by purchasing from non-domestic sources particularly for hardware and fasteners. In addition, the Corporation has improved in its abilities to reduce losses and costs associated with obsolete and slow-moving inventories, thus improving gross profit margins.

Selling, General and Administrative expenses as a percentage of net sales increased from 11.5% for the 1996 quarter to 12.2% for the 1997 quarter. Proforma expenses were 11.4% of proforma net sales for the 1996 quarter. The increase in this percentage reflects absorption of fixed administrative costs by the Corporation's remaining business units subsequent to the sale of Danube's operations, coupled with approximately $100,000 of expenses incurred in connection with the consolidation of the Corporation's distribution operations in Pennsylvania. Also, the Corporation incurred self-insured employee health claims approximately $200,000 higher than normal during the 1997 quarter.

Management anticipates that in the near future it can reduce its selling, general and administrative expenses as a percentage of net sales towards or below its short-term goal of 11%. The Corporation is directing considerable attention and resources towards this objective.

Interest income increased from $24,000 to $222,000 for the quarters ended March 31, 1996 and 1997, respectively, due to the short-term investment income earned during the 1997 quarter on the proceeds from the December 31, 1996 sale of Danube's operations.

Interest expense declined from $488,000 to $407,000 for the quarters ended March 31, 1996 and 1997, respectively, due to reductions in the Corporation's debt outstanding using funds available from the sale of Danube's operations and positive operating cash flows during 1996.

Federal and state income taxes as a percentage of income before income taxes declined from 39% during the 1996 quarter to 38.5% during the 1997 quarter, reflecting efforts initiated by management during 1996 to reduce state and local income taxes. Management anticipates that it can continue to reduce its combined effective state and federal tax rate.

                       Page 9 of 12 Pages


Net income was 1.6% of net sales for the 1997 quarter, as compared to 1.9% for the 1996 quarter including Danube. On a proforma basis, net income was 1.6% of net sales for the 1996 quarter. Management anticipates improving this percentage as the Corporation moves into the historically stronger second and third quarters of 1997, as well as the expected improvement resulting from strategies directed at reduction of operating costs and expenses as a percentage of net sales.


Liquidity and Capital Resources
The Corporation began 1997 with $21.1 million in cash and cash equivalents primarily due to the $18.3 million in funds received from the December 31, 1996 sale of Danube's operations. During the first quarter of 1997, the Corporation used $987,000 of these funds in operations, as the seasonal increase in working capital components (other than cash) exceeded the Corporations $1.7 million net income for the quarter. Working capital tends to be higher at the end of the first quarter as the Corporation enters the historically stronger sales months of March through October. During the 1996 quarter, the Corporation decreased working capital, (inventories in particular) which had been somewhat inflated at the end of 1995.

The Corporation invested $1.8 million in capital expenditures during the first quarter of 1997, compared to $4.1 million in the 1996 quarter when $3.6 million was expended to acquire certain real estate previously leased. Management anticipates that its 1997 capital expenditures will approximate $6 million compared to estimated depreciation and amortization expense totalling $3.5 million for the year

$7.6 million of cash was utilized to pay down debt during the 1997 quarter, including $6 million paid on the Corporation's revolving bank line of credit and $1.5 million paid on a 6.4% private placement note.

The Corporation ended the 1997 quarter with $10.9 million in cash and cash equivalents. Management continues to evaluate various alternative uses for the remaining proceeds from the December 1996 sale of Danube's operations. Management believes the Corporation to be in excellent financial condition and has available adequate capital resources to enable the Corporation to expand and to meet its operating capital needs. The Corporation has a $25 million revolving bank line of credit which had no borrowings outstanding at March 31, 1997.

Forward-Looking Statements
From time to time, the Corporation may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its future financial condition and results of operations.





                       Page 10 of 12 Pages



Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained in them to be materially inaccurate. Such factors include, without limitation, general economic conditions, competitive factors, potential product liability and the impact of acquisitions, a further discussion of which is contained on page 11 of the Corporation's 1996 Annual Report to Shareholders.


                        PART II  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                 None
           b.  Reports on Form 8-K:
                 None


All other items in Part II are either not applicable or answerable in the negative.









                       Page 11 of 12 Pages






                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SHELTER COMPONENTS CORPORATION
                                         (Registrant)


Dated:  May 14, 1997       By:       /S/ Larry D. Renbarger
                                     ------------------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  May 14, 1997       By:       /S/ Mark C. Neilson
                                     ------------------------------
                                     Mark C. Neilson
                                     Chief Financial Officer
                                     (Principal Financial & Accounting
                                     Officer) and Director




















                   PAGE 12 OF 12 PAGES