Form 10-Q
period 1997-06-30
SHELTER COMPONENTS CORP
filed 1997-08-14
CIK 821530

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

               OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

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


      Common, $.01 par 7,733,872 outstanding at August 13, 1997

                           SHELTER COMPONENTS CORPORATION

                                         INDEX


FINANCIAL INFORMATION                                                 PAGES


PART I

  Item 1   Financial Statements:

           Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996                                      3

           Consolidated Statements of Income - three and six
             months ended June 30, 1997 and 1996                        4

           Consolidated Statements of Cash Flows - six
             months ended June 30, 1997 and 1996                        5

           Notes to Consolidated Financial Statements                  6-7

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8-11


PART II     OTHER INFORMATION                                           12


	      Signatures                                                       13

PART I  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (unaudited)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                          June 30, 1997       December 31, 1996
ASSETS                                   --------------       -----------------
CURRENT ASSETS
     Cash                                    $ 10,503            $ 21,096
     Trade receivables, net                    31,237              22,827
     Inventories                               38,060              41,475
     Deferred income taxes                      2,128               2,128
     Prepaid expenses and other                   766                 595
     Real estate held for sale                    622               2,576
                                             --------            --------
          Total current assets                 83,316              90,697

PROPERTY, PLANT AND EQUIPMENT, NET             25,071              19,381
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              12,982              10,312
OTHER ASSETS                                    1,074                 520
                                             --------            --------
          Total assets                       $122,443            $120,910
                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                   $     --            $  6,000
     Current maturities of long-
       term debt                                2,257               1,904
     Accounts payable, trade                   26,435              23,067
     Accrued expenses and income
       taxes payable                            7,212               9,642
                                             --------            --------
          Total current liabilities            35,904              40,613
                                             --------            --------
LONG-TERM DEBT                                 18,032              16,639
                                             --------            --------
DEFERRED INCOME TAXES                             745                 745
                                             --------            --------
OTHER DEFERRED LIABILITIES                        193                 133
                                             --------            --------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value               --                  --
     Common stock, $.01 par value                  76                  76
     Additional paid-in capital                12,533              11,914
     Retained earnings                         54,997              50,827
                                             --------            --------
                                               67,606              62,817
     Less, Treasury stock                          37                  37
                                             --------            --------
          Total stockholders' equity           67,569              62,780
                                             --------            --------
          Total liabilities and stock-
            holders' equity                  $122,443            $120,910
                                             ========            ========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                          Three Months Ended           Six Months Ended
                              June 30,                    June 30,

                          1997         1996          1997         1996
                       --------     --------      --------     --------
Net sales              $122,801     $137,958      $229,333     $257,754

Cost of sales           105,912      118,277       197,163      220,557
                       --------     --------      --------     --------
     Gross profit        16,889       19,681        32,170       37,197

Commission income           706          605         1,366        1,118
                       --------     --------      --------     --------
                         17,595       20,286        33,536       38,315

Operating expenses       13,394       15,146        26,534       28,993
                       --------     --------      --------     --------
     Operating income     4,201        5,140         7,002        9,322

Gains on sales
  of real estate            308          ---           434          ---
Interest income             289           44           511           68
Interest expense           (375)        (450)         (782)        (938)
                       --------     --------      --------     --------
     Income before
      income taxes        4,423        4,734         7,165        8,452

Income taxes              1,703        1,846         2,759        3,296
                       --------     --------      --------     --------
     Net income        $  2,720     $  2,888      $  4,406     $  5,156
                       ========     ========      ========     ========
Earnings per common
  and common equivalent
  share                $    .35     $    .37      $    .57     $    .67
                       ========     ========      ========     ========

Weighted average common
 and common equivalent
 shares outstanding       7,804        7,749         7,779        7,734
                       ========     ========      ========     ========

Cash dividends
  per share            $    .03     $    .02      $   .03      $    .02
                       ========     ========      ========     ========



The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                        Six Months Ended
                                                             June 30,

                                                        1997          1996
                                                     --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $  2,670      $  9,330
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment     (4,233)       (4,550)
     Acquisition of business, net of cash acquired       (787)           --
     Proceeds from sale of property, plant
      and equipment                                     1,672            --
     Other, net                                          (674)          (29)
                                                     --------      --------
          Net cash used in investing activities        (4,022)       (4,579)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                     2,010        43,076
     Repayment of debt                                (11,698)      (47,809)
     Other, net                                           447           (17)
                                                     --------      --------
        Net cash used in financing activities          (9,241)       (4,750)
                                                     --------      --------
        Increase (decrease) in cash                   (10,593)            1

Cash, beginning of period                              21,096            24
                                                     --------      --------
Cash, end of period                                  $ 10,503      $     25
                                                     ========      ========
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Obligations assumed                        $  2,372            --
          Long-term debt issued                         3,500            --
                                                     --------       -------
                                                     $  5,872      $      0
                                                     ========      ========



The accompanying notes are a part of the consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

NOTE A--BASIS OF PRESENTATION
The financial statements have been prepared from the unaudited financial records of the Corporation. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations and financial position for the interim periods. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

The Consolidated Balance Sheet at December 31, 1996 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 1996 include the results of operations and cash flows of Danube Carpet Mills, Inc. ("Danube"), the business operations and certain assets of which were sold on December 31, 1996. Note E of the Notes to Consolidated Financial Statements includes proforma information relating to the sale of Danube.

NOTE B--INVENTORIES
Inventories at June 30, 1997 and December 31, 1996 consisted of the following components (in thousands):
                                          6/30/97           12/31/96
                                         --------           --------
     Raw materials                       $  6,066           $  5,466
     Work in process                          461                382
     Finished goods                           720                814
     Goods held for resale                 30,813             34,813
                                         --------           --------
                                         $ 38,060           $ 41,475
                                         ========           ========

NOTE C--DEBT
In January 1997, the Corporation repaid the $6 million revolving line of credit balance using funds available from the December 31, 1996 sale of Danube's operations. There were no outstanding borrowings under the $25 million bank revolver at June 30, 1997.

In February 1997, the Corporation paid the final $1.5 million principal installment on a 6.4% institutional investor note.

In June 1997, the Corporation issued convertible 7% notes payable totaling $3.5 million in connection with the acquisition of Plastic Solutions, Inc.
(See Note D). Principal and interest payments will be made annually with final installments due February 2001. The notes also provide an option for the noteholders to elect to receive payments in cash or in shares of the Corporation's common stock or a combination thereof at each payment date.
The conversion price is $13.50 per share.

Note D-BUSINESS ACQUISITION

On June 27, 1997, the Corporation acquired, through its wholly-owned subsidiary, Duo-Form of Michigan, Inc., the net assets and operations of Plastic Solutions, Inc. ("PSI"), a South Bend, Indiana manufacturer of injection molded plastic parts with annual sales of approximately $9 million. The total purchase price of $6.6 million consisted of cash of approximately $800,000, $3.5 million in convertible long-term notes payable to the sellers, and $2.3 million of liabilities assumed. The purchase agreement also provides for additional consideration payable to the sellers contingent upon the future results of PSI. The excess of the purchase price over the fair value of the acquired assets ("goodwill") was approximately $3.0 million.

The results of operations for all periods presented would not have been materially different than reported if PSI had been acquired on January 1, 1996.


Note E-DISPOSAL OF CARPET BUSINESS

On December 31, 1996, the Corporation sold the operations and certain assets of its carpet and yarn manufacturing subsidiary, Danube Carpet Mills, Inc. The following reflects the 1996 proforma consolidated results of operations as if Danube's results had been excluded from the three and six month periods ended June 30, 1996:


In thousands		           		    Three Months Ended         Six Months Ended
  Except per share data		        June 30, 1996             June 30, 1996
------------------------        -----------------          ----------------
	Net sales                        $118,243                  $ 220,276

	Net income                       $  2,173                  $   3,757

	Net income per share             $    .28                  $     .49

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIGNIFICANT FACTORS


The following discussion includes the financial condition, results of operations, and liquidity for the Corporation and its subsidiaries as of June 30, 1997, and for the three-month and six-month periods ended
June 30, 1997 and 1996. The 1996 results include the operations of Danube Carpet Mills, Inc. ("Danube"), the operations and certain assets of which were sold in December 1996. Proforma information regarding the 1996 results is reflected in Note E of the Notes to Consolidated
Financial Statements.

The following table sets forth the consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, expressed as a percentage of net sales, including proforma results for the 1996 periods which exclude the carpet and yarn manufacturing operations of Danube:

                         Three Months Ended                Six Months Ended
                            June 30,                          June 30,
                                      Proforma                       Proforma
                     1997     1996     1996(a)       1997     1996     1996(a)

Net sales           100.0%   100.0%    100.0%       100.0%   100.0%    100.0%
Cost of sales        86.2     85.7      86.3         86.0     85.6      86.3
                   ------   ------    ------       ------   ------    ------
     Gross profit    13.8     14.3      13.7         14.0     14.4      13.7
Commission income      .5       .4        .5           .6       .4        .5
                   ------   ------    ------       ------   ------    ------
                     14.3     14.7      14.2         14.6     14.8      14.2
Operating expenses   10.9     11.0      10.8         11.6     11.2      11.0
                   ------   ------    ------       ------   ------    ------
     Operating income 3.4      3.7       3.4          3.0      3.6       3.2
Gains on sale of real
 estate                .3       --        --           .2       --        --
Interest income        .2       --        --           .2       --        --
Interest expense      (.3)     (.3)      (.4)        ( .3)     (.3)      (.4)
                   ------   ------    ------       ------   ------    ------
     Income before
      income taxes    3.6      3.4       3.0          3.1      3.3       2.8
Income taxes          1.4      1.3       1.2          1.2      1.3       1.1
                   ------   ------    ------       ------   ------    ------
     Net income       2.2%     2.1%      1.8%         1.9%     2.0%      1.7%
                   ======   ======    ======       ======   ======    ======



(a) Excludes results of Danube Carpet Mills, Inc. See Note E to the Financial Statements.

2nd Quarter 1997 compared to 2nd Quarter 1996

Net sales decreased $15 million (11%) for the quarter ended June 30, 1997, as compared to the 1996 quarter. Excluding the Danube carpet and yarn manufacturing operations from the 1996 results, net sales increased by $4.6 million (4%) during the 1997 quarter. The 4% increase in net sales, on a same operations basis, compared favorably to the 2.5% decrease in homes produced by the Manufactured Housing Industry, the Corporation's primary market, for the 1997 quarter compared to the 1996 quarter. During the 1997 quarter net sales on a same operations basis, of products manufactured by the Corporation decreased by 6.4% while net sales of distributed products were up 7.1% compared to the 1996 quarter.

Gross profit margins as a percentage of net sales were 13.8% for the 1997 quarter as compared to 14.3% for the 1996 quarter. On a same operations basis, the 1996 gross profit margins were 13.7%. The slight increase in the gross profit margins percentage is primarily attributed to lower cost of certain materials in the Corporation's manufacturing operations coupled with reduced manufacturing scrap levels.

Operating expenses as a percentage of net sales decreased to 10.9% for the 1997 quarter from 11.0% for the 1996 quarter. Proforma expenses were 10.8% of proforma net sales for the 1996 quarter. The increase in this percentage reflects the absorption of fixed administrative overhead costs by the Corporation's remaining operations subsequent to the sale of the carpet and yarn operations.

Interest income increased from $44,000 to $289,000 for the quarters ended June 30, 1996 and 1997, respectively, due to the short-term investment income earned during the 1997 quarter on the proceeds from the December 31, 1996 sale of Danube's operations.

Interest expense declined from $450,000 to $375,000 for the quarters ended June 30, 1996 and 1997, respectively, due to reductions in the Corporation's debt outstanding using funds available from the sale of Danube's operations and positive operating cash flows during 1997.

Federal and state income taxes as a percentage of income before income taxes declined from 39% for the 1996 quarter to 38.5% for the 1997 quarter, reflecting efforts initiated by management to reduce state and local taxes. Management anticipates that it can continue to reduce its combined effective state and federal tax rate.

Net income was 2.2% of net sales for the 1997 quarter as compared to 2.1% for the 1996 quarter including Danube. On a proforma basis, net income was 1.8% of net sales for the 1996 quarter. The 1997 quarter included a $308,000 (pre-tax) gain on the sale of certain excess real estate, which had a favorable impact on net income of .2% of net sales. Management believes the Corporation has the potential to increase the net income percentage through cost reductions and through the addition of product lines and business acquisitions.

Six Months 1997 Compared To Six Months 1996

Net sales decreased by $28 million (11%) for the first six months of 1997 compared to the same period in 1996. On a same operations basis (excluding Danube) net sales increased by $9 million (4%). The Corporation's distribution sales increased by 7% while (same operation) manufacturing sales declined by 6%. The Corporation increased its market share in electrical, plumbing and doors distributed during the period to overcome the 3% decline in homes produced by the Manufactured Housing industry during the first half of 1997 compared to the same period in 1996.

Gross profit margins for the six months ended June 30, 1997 were 14.0% compared to 14.4% for the first half of 1996. Proforma (excluding Danube) gross profit margins were 13.7% for the first six months of 1996. The Corporation experienced higher gross margins as lower raw material costs and reduced scrap contributed to the improvements.

Operating expenses for the first six months of 1997 were 11.6% of net sales compared to 11.2% for the first half of 1996. Proforma operating expenses were 11.0% of net sales for the first half of 1996. The increase in this percentage reflects higher self-insured medical claims in 1997 as well as the absorption of fixed administrative overhead costs by the remaining operations subsequent to the December 1996 sale of Danube's operations.

Management is directing its efforts towards reducing its fixed overhead as a percentage of net sales and anticipates gradual improvement in this area in the future.

Interest income increased to $511,000 from $68,000 for the six month periods ended June 30, 1997 and 1996, respectively, due to the income earned on funds available from the December 1996 sale of Danube's operations. Management's objective is to invest in projects and business opportunities to increase operating income, which would reduce excess cash and the related interest income.

Interest expense decreased to $782,000 from $938,000 for the six months ended June 30, 1997 and 1996, respectively, due to the elimination of short-term borrowing requirements using funds available from the December 1996 sale of Danube's operations, coupled with scheduled principal reductions in long-term debt.

Federal and state income taxes as a percentage of income before income taxes declined from 39% for the first half of 1996 to 38.5% for 1997 due to strategies implemented by the Corporation to reduce its overall state and local tax burdens.

Net income was 1.9% of net sales for the first half of 1997 compared to 2.0% for the first half of 1996. Proforma net income was 1.7% of proforma net sales for the first half of 1996. The 1997 results include gains on the sale of certain excess real estate totaling $434,000 (pre-tax) which had a .1% favorable impact on net income as a percentage of net sales.

Liquidity and Capital Resources
Net cash flows provided by operating activities totaled $2.7 million for the six months ending June 30, 1997, primarily consisting of $4.4 million in net income, $1.5 million in depreciation and amortization, reduction of inventories of $4.1 million, and increase in accounts payable of $3.1 million. This was offset by the seasonal increase in accounts receivable of $7.5 million and a $2.9 million decrease in other components of working capital. The Corporation has increased its focus on working capital management by linking capital management to incentive compensation using the EVA (Economic Value Added) business management principles.

Capital expenditures during the six months ended June 30, 1997 were $4.2 million, compared to $4.5 million for the same period in 1996. Depreciation expense for the first six months was $1.1 million. 1997 capital expenditures are anticipated to be $6 to $7 million.

During the first six months of 1997, the Corporation reduced its short-term debt by $6 million and reduced its long-term debt by $3.7 million, including the $1.9 million payoff of debt assumed in the acquisition of PSI. The Corporation issued $3.5 million of notes payable in connection with the June 27, 1997 acquisition of the operations and net assets of Plastic Solutions, Inc.

The Corporation ended the quarter with $10.5 million in cash and cash equivalents. Management continues to evaluate various alternative uses for the remaining proceeds from the December 1996 sale of Danube's operations. Management believes the Corporation to be in excellent financial condition and has available adequate capital resources to enable the Corporation to expand and meet its operating capital needs. The Corporation also has a $25 million revolving bank line of credit which had no borrowings outstanding at June 30, 1997.

Forward-Looking Statements
From time to time, the Corporation may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its future financial condition and results of operations.

Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained in them to be materially inaccurate. Such factors include, without limitation, general economic conditions, competitive factors, potential product liability and the impact of the Corporation's 1996 Annual Report to Shareholders.

                        PART II  OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS
           Not applicable

Item 2     CHANGES IN SECURITIES
           Not applicable

Item 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
a. The annual meeting of the shareholders of Shelter Components
Corporation was held on May 22, 1997.

b. The following Directors were elected Class "A" Directors for a three-year term expiring in the year 2000.  The tabulation of votes on the election of these Directors was as follows:
                                              Authority
                              For              Withheld
 Arthur M. Borden          5,512,621            306,837
 Larry D. Renbarger        5,511,496            308,587
 William B. Riblet         5,512,608            306,850

 The other Directors whose term of office continued after the meeting are as follows:

 Class "B" Directors:                Class "C" Directors
 William N. Harper                   William J. Barrett
 Ronald D. Minzey                    Herbert M. Gardner
 Mark C. Neilson                     Cornelius J. Murphy
                                     Gerald R. Stults

c. At the annual meeting, the shareholders were asked to vote on an amendment to the Corporation's Articles of Incorporation, to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000. The tabulation of votes was as follows:
                               For        Against       Abstain
 To amend the Corporation's
     Articles of
     Incorporation           4,635,737    1,168,626      15,094

d. At the annual meeting, the shareholders were asked to ratify the selection by the Board of Directors of Price Waterhouse LLP as certified public accountants for the Corporation for the year ending December 31, 1997. The tabulation of votes was as follows:
                              For        Against       Abstain
Ratification of
    Price Waterhouse LLP    5,807,601      5,508         6,349

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

                                     SHELTER COMPONENTS CORPORATION
                                     (Registrant)


Dated:  August 14, 1997      By:    /S/ Larry D. Renbarger
                                     ------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  August 14, 1997      By:     /S/ Mark C. Neilson
                                     ------------------
                                     Mark C. Neilson
                                     VP Finance, Chief Financial Officer
                                     (Principal Financial & Accounting
                                     Officer) and Director