Form 10-Q
period 1997-09-30
SHELTER COMPONENTS CORP
filed 1997-10-28
CIK 821530

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


      Common, $.01 par 7,770,783  outstanding at October 28, 1997

                           SHELTER COMPONENTS CORPORATION

                                         INDEX


FINANCIAL INFORMATION                                                 PAGES


PART I

  Item 1   Financial Statements:

           Consolidated Balance Sheets - September 30, 1997
             and December 31, 1996                                      3

           Consolidated Statements of Income - three and nine
             months ended September 30, 1997 and 1996                   4

           Consolidated Statements of Cash Flows - nine
             months ended September 30, 1997 and 1996                   5

           Notes to Consolidated Financial Statements                  6-8

  Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9-13


PART II     OTHER INFORMATION                                          14


	      Signatures                                                      15

PART I  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (unaudited)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)
                                      September 30, 1997     December 31, 1996
ASSETS                                  --------------       ----------------

CURRENT ASSETS
     Cash                                    $ 13,139            $ 21,096
     Trade receivables, net                    33,010              22,827
     Inventories                               43,001              41,475
     Deferred income taxes                      2,128               2,128
     Prepaid expenses and other                   440                 595
     Real estate held for sale                    759               2,576
                                             --------            --------
          Total current assets                 92,477              90,697

PROPERTY, PLANT AND EQUIPMENT, NET             25,929              19,381
COST IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization              13,126              10,312
OTHER ASSETS                                    1,322                 520
                                             --------            --------
          Total assets                       $132,854            $120,910
                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term debt                         $     --            $  6,000
     Current maturities of long-
       term debt                                3,007               1,904
     Accounts payable, trade                   33,079              23,067
     Accrued expenses and income
       taxes payable                            8,302               9,642
                                             --------            --------
          Total current liabilities            44,388              40,613
                                             --------            --------
LONG-TERM DEBT                                 17,208              16,639
                                             --------            --------
DEFERRED INCOME TAXES                             745                 745
                                             --------            --------
OTHER DEFERRED LIABILITIES                        223                 133
                                             --------            --------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value               --                  --
     Common stock, $.01 par value                  77                  76
     Additional paid-in capital                12,759              11,914
     Retained earnings                         57,491              50,827
                                             --------            --------
                                               70,327              62,817
     Less, Treasury stock                          37                  37
                                             --------            --------
          Total stockholders' equity           70,290              62,780
                                             --------            --------
          Total liabilities and stock-
            holders' equity                  $132,854            $120,910
                                             ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                 Three Months Ended          Nine Months Ended
                                   September 30,              September 30,

                                 1997         1996          1997         1996
                              --------     --------      --------     --------
Net sales                     $128,546     $139,311      $357,879     $397,065

Cost of sales                  110,743      118,992       307,906      339,549
                              --------     --------      --------     --------
     Gross profit               17,803       20,319        49,973       57,516

Commission income                  708          709         2,074        1,827
                              --------     --------      --------     --------
                                18,511       21,028        52,047       59,343

Operating expenses              14,276       15,298        40,810       44,291
                              --------     --------      --------     --------
     Operating income            4,235        5,730        11,237       15,052

Gains on sales of real estate       13          ---           447          ---
Interest income                    244           34           755          102
Interest expense                  (437)        (460)       (1,219)      (1,398)
                              --------     --------      --------     --------
     Income before income taxes  4,055        5,304        11,220       13,756

Income taxes                     1,561        2,069         4,320        5,365
                              --------     --------      --------     --------
     Net income               $  2,494     $  3,235      $  6,900     $  8,391
                              ========     ========      ========     ========
Earnings per common and common
  equivalent shar             $    .32     $    .42      $    .89     $   1.08
                              ========     ========      ========     ========

Weighted average common and
  common equivalent shares
  outstanding                    7,855        7,783         7,797        7,749
                              ========     ========      ========     ========

Cash dividends per share     $     --     $     --      $    .03     $    .02
                              ========     ========      ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
(in thousands)

                                                           Nine Months Ended
                                                              September 30,

                                                          1997          1996
                                                       --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $  7,419      $ 11,693
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment       (6,210)       (6,057)
     Acquisition of business, net of cash acquired         (866)           --
     Proceeds from sale of property, plant
      and equipment                                        1,822           --
     Other, net                                           (1,056)           8
                                                        --------      --------
          Net cash used in investing activities           (6,310)      (6,049)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                       4,658        73,146
     Repayment of debt                                  (14,412)      (78,823)
     Other, net                                             688            34
                                                       --------      --------
        Net cash used in financing activities            (9,066)       (5,643)
                                                       --------      --------
        Increase (decrease) in cash                      (7,957)            1

Cash, beginning of period                                21,096            24
                                                       --------      --------
Cash, end of period                                    $ 13,139      $     25
                                                       ========      ========
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities:
     Acquisition of a business:
          Obligations assumed                          $  2,372            --
          Long-term debt issued                           3,500            --
                                                       --------       -------
                                                       $  5,872      $     --
                                                       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

NOTE A--BASIS OF PRESENTATION
The financial statements have been prepared from the unaudited financial records of the Corporation. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations and financial position for the interim periods. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

The Consolidated Balance Sheet at December 31, 1996 has been derived from the Audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Consolidated Statements of Income and Cash Flows for the three and nine months ended September 30, 1996 include the results of operations and cash flows of Danube Carpet Mills, Inc. ("Danube"), the business operations and certain assets of which were sold on December 31, 1996. (See also Note E.)

NOTE B--INVENTORIES
Inventories at September 30, 1997 and December 31, 1996 consisted of the following components (in thousands):
                                          9/30/97           12/31/96
                                         --------           --------
     Raw materials                       $  7,557           $  5,466
     Work in process                          566                382
     Finished goods                           797                814
     Goods held for resale                 34,081             34,813
                                         --------           --------
                                         $ 43,001           $ 41,475
                                         ========           ========
NOTE C--DEBT
In January 1997, the Corporation repaid the $6 million revolving line of credit balance using funds available from the December 31, 1996 sale of Danube's operations. There were no outstanding borrowings under the $25 million bank revolver at September 30, 1997.

In February 1997, the Corporation paid the final $1.5 million principal installment on a 6.4% institutional investor note.

In June 1997, the Corporation issued convertible 7% notes payable totaling $3.5 million in connection with the acquisition of the operations and net assets of Plastic Solutions, Inc. ("PSI")(See Note D). Principal and interest payments are due annually with final installments due February 2001. The notes also provide an option for the noteholders to elect to receive payments in cash or in shares of the Corporation's common stock or a combination thereof at each payment date. The conversion price is $13.50 per share.

Note D-BUSINESS ACQUISITION

On June 27, 1997, the Corporation acquired the net assets and operations of Plastic Solutions, Inc. ("PSI"), a South Bend, Indiana manufacturer of injection molded plastic parts with annual sales of approximately $9 million.
 The total purchase price of $6.7 million consisted of cash of approximately $866,000, $3.5 million in convertible long-term notes payable to the sellers, and $2.3 million of liabilities assumed. The purchase agreement also provides for additional consideration payable to the sellers contingent upon the future results of PSI through the year 2000. The excess of the purchase price over the fair value of the acquired assets ("goodwill") was approximately $3.2 million.

The results of operations for all periods presented would not have been materially different than reported if PSI had been acquired on January 1, 1996.


Note E-DISPOSAL OF CARPET BUSINESS

On December 31, 1996, the Corporation sold the operations and certain assets of its carpet and yarn manufacturing subsidiary, Danube Carpet Mills, Inc.
The following reflects Danube's 1996 results of operations for the three and nine month periods ended September 30, 1996:


In thousands			         	    Three Months Ended         Nine Months Ended
  Except per share data		    September 30, 1996        September 30, 1996
------------------------      -----------------          ----------------
	Net sales                        $20,467                   $57,945

	Net income                       $   674                   $ 2,073

	Net income per share             $   .09                   $   .27


NOTE F - SUBSEQUENT EVENTS - SALE OF REAL ESTATE

On October 3, 1997, the Corporation sold the remaining real estate held in connection with the December 1996 sale of the operations and net assets of Danube Carpet Mills, Inc. The proceeds from the sale were $1.7 million and resulted in a net after-tax gain of approximately $.4 million or $.05 per share to be recorded in the fourth quarter of 1997.


NOTE G - SUBSEQUENT EVENTS - MERGER AGREEMENT

On October 21, 1997, the Corporation signed a definitive merger agreement with Kevco, Inc. for Kevco to acquire all the outstanding shares of the Corporation at $17.50 per share through a cash tender offer. As a result of the transaction, and if the tender offer is successful, the Corporation will become a wholly-owned subsidiary of Kevco.

The transaction has been recommended by the Board of Directors of each company. The cash tender offer is subject to Kevco receiving at least a majority of the outstanding shares of Shelter (on a fully-diluted basis) as well as the receipt of the required regulatory approvals and completion of anticipated financing, and is expected to be completed on or before December 31, 1997. On October 28, 1997, the Corporation filed its Solicitation / Recommendation Statement on Schedule 14D-9 relative to the cash tender offer by Kevco.

Kevco, headquartered in Fort Worth, Texas, is a leading wholesale distributor and manufacturer of building products to the manufactured housing and recreational vehicle industries and reported net sales of $267 million and pro forma net income of $8.9 million, or $1.60 per share for the year ended December 31, 1996.

SHELTER COMPONENTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIGNIFICANT FACTORS


The following discussion includes the financial condition, results of operations, and liquidity for the Corporation and its subsidiaries as of September 30, 1997, and for the three-month and nine-month periods ended September 30, 1997 and 1996. The 1996 results include the operations of Danube Carpet Mills, Inc. ("Danube"), the operations and certain assets of
which were sold in December 1996.   Information regarding Danube's  1996
results is reflected in Note E of the Notes to Consolidated Financial
Statements.

The following table sets forth the consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, expressed as a percentage of net sales, including proforma results for the 1996 periods which exclude the carpet and yarn manufacturing operations of
Danube:

                            Three Months Ended          Nine Months Ended
                              September 30,                September 30,
                                       Proforma                       Proforma
                      1997     1996     1996(a)       1997     1996    1996(a)

Net sales            100.0%   100.0%    100.0%       100.0%   100.0%   100.0%
Cost of sales         86.2     85.4      86.0         86.0     85.5      86.2
                    ------   ------    ------       ------   ------    ------
     Gross profit     13.8     14.6      14.0         14.0     14.5      13.8
Commission income       .6       .5        .6           .5       .4        .5
                    ------   ------    ------       ------   ------    ------
                      14.4     15.1      14.6         14.5     14.9      14.3
Operating expenses    11.1     11.0      10.6         11.4     11.1      10.8
                    ------   ------    ------       ------   ------    ------
     Operating income  3.3      4.1       4.0          3.1      3.8       3.5
Gains on sale of real
    estate              --       --        --           .1       --        --
Interest income         .2       --        --           .2       --        --
Interest expense       (.3)     (.3)      (.4)        ( .3)     (.3)      (.3)
                    ------   ------    ------       ------   ------    ------
     Income before
       income taxes    3.2      3.8       3.6          3.1      3.5       3.2
Income taxes           1.3      1.5       1.4          1.2      1.4       1.3
                    ------   ------    ------       ------   ------    ------
     Net income        1.9%     2.3%      2.2%         1.9%     2.1%      1.9%
                    ======   ======    ======       ======   ======    ======



(a) Excludes results of Danube Carpet Mills, Inc. See Note E to the Financial Statements.

3rd Quarter 1997 compared to 3rd Quarter 1996

Net sales decreased $10.8 million (7.8%) for the quarter ended September 30, 1997, as compared to the 1996 quarter. Excluding the Danube carpet and yarn manufacturing operations from the 1996 results, net sales increased by $9.7 million (8.1%) during the 1997 quarter. The 1997 quarter included $2.1 million in net sales of Plastic Solutions ("PSI") the net assets and operations of which were acquired on June 27, 1997, accounting for a 1.7% increase in proforma net sales. The remaining 6.4% increase in comparable operations net sales, compared favorably to the slight decrease in homes produced by the Manufactured Housing Industry, the Corporation's primary market, for the 1997 quarter compared to the 1996 quarter. During the 1997 quarter, on a comparable operations basis, net sales of products manufactured by the Corporation increased by 1.4% while net sales of distributed products were up 7.1% compared to the 1996 quarter.

Gross profit margins as a percentage of net sales were 13.8% for the 1997 quarter as compared to 14.6% for the 1996 quarter. Excluding the Danube carpet and yarn operations, the 1996 gross profit margins were 14.0%. The slight decrease in the (comparable operations) gross profit margins percentage is primarily attributed to lower margins realized on products distributed in truckload quantities on a direct ship basis to customers previously handled through the Corporation's warehouse operations at a higher gross margin. In addition, the Corporation's distribution sales, which generally yield a lower gross margin than manufactured product sales, continued to increase as a percentage of total sales, resulting in a slight decline in overall gross margins.

Operating expenses as a percentage of net sales increased to 11.1% for the 1997 quarter from 11.0% for the 1996 quarter. Proforma expenses were 10.6% of proforma net sales for the 1996 quarter. The increase in this percentage reflects the absorption of fixed administrative overhead costs by the Corporation's remaining operations subsequent to the sale of the carpet and yarn operations, as well as the amortization of goodwill related to PSI, which was acquired June 27, 1997. Additionally, the Corporation incurred self-insured health costs at a higher cost per employee during the 1997 quarter than the 1996 quarter, contributing to the increased operating costs.

Interest income increased from $34,000 to $244,000 for the quarters ended September 30, 1996 and 1997, respectively, due to the short-term investment income earned during the 1997 quarter on the proceeds from the December 31, 1996 sale of Danube's operations.

Interest expense declined from $460,000 to $437,000 for the quarters ended September 30, 1996 and 1997, respectively, due to reductions made in the Corporation's outstanding debt by utilizing funds available from the sale of Danube's operations coupled with positive operating cash flows during 1997. The 1997 quarter includes $61,000 of accrued interest expense relative to $3.5 million in debt issued in connection with the June 27, 1997 acquisition of the net assets and operations of PSI.

Federal and state income taxes as a percentage of income before income taxes declined from 39% for the 1996 quarter to 38.5% for the 1997 quarter, reflecting efforts initiated by management to reduce state and local taxes.

Net income was 1.9% of net sales for the 1997 quarter as compared to 2.3% for the 1996 quarter including Danube. On a proforma basis(excluding Danube), net income was 2.2% of net sales for the 1996 quarter.


Nine Months 1997 Compared To Nine Months 1996

Net sales decreased by $39 million (9.9%) for the first nine months of 1997 compared to the same period in 1996. On a comparable operations basis (excluding Danube from 1996) net sales increased by $16.7 million (4.9%). The Corporation's distribution sales increased by 7.1% while (comparable operations) manufacturing sales declined by 2.4%. The Corporation increased its market share in electrical, plumbing and doors distributed during the period to overcome the slight decline in homes produced by the Manufactured Housing industry during the first nine months of 1997 compared to the same period in 1996.

Gross profit margins for the nine months ended September 30, 1997 were 14.0% compared to 14.5% for the first nine months of 1996. Excluding Danube gross profit margins were 13.8% for the first nine months of 1996. The Corporation experienced higher gross margins as certain lower manufacturing raw material costs contributed to the improvements. The Corporation has also begun to realize some of the labor and overhead efficiencies anticipated in recent investments in new equipment at certain manufacturing operations. Improvements in manufacturing gross margins were partially offset by an increase in lower margin distribution sales as a percentage of total sales.

Operating expenses for the first nine months of 1997 were 11.4% of net sales compared to 11.1% for the first nine months of 1996. Proforma operating expenses were 10.8% of net sales for the first half of 1996. The increase in this percentage reflects higher self-insured medical claims in 1997 as well as the absorption of fixed administrative overhead costs by the remaining operations subsequent to the December 1996 sale of Danube's operations and the amortization of goodwill from the the June 1997 purchase of the net assets and operations of PSI.

Management is directing its efforts towards reducing its fixed overhead as a percentage of net sales and anticipates gradual improvement in this area in the future. The Corporation believes it can continue to grow revenues without a significant increase in fixed costs.

Interest income increased to $755,000 from $102,000 for the nine month periods ended September 30, 1997 and 1996, respectively, due to the income earned on funds available from the December 1996 sale of Danube's operations.

Interest expense decreased to $1.2 million from $1.4 million for the nine months ended September 30, 1997 and 1996, respectively, due to the elimination of short-term borrowing requirements using funds available from the December 1996 sale of Danube's operations, coupled with scheduled principal reductions in long-term debt. 1997 interest expense includes charges accrued for the $3.5 million notes issued in connection with the June 1997 purchase of the net assets and operations of PSI.

Federal and state income taxes as a percentage of income before income taxes declined from 39% for the nine months of 1996 to 38.5% for 1997 due to strategies implemented by the Corporation to reduce its overall state and local tax burdens.

Net income was 1.9% of net sales for the first nine months of 1997 compared to 2.1% for the first nine months of 1996. Proforma net income was 1.9% of proforma net sales for the first half of 1996. The 1997 results include gains on the sale of certain excess real estate totaling $447,000 (pre-tax) which had a .1% favorable impact on net income as a percentage of net sales.

Liquidity and Capital Resources
Net cash flows provided by operating activities totaled $7.4 million for the nine months ending September 30, 1997, primarily consisting of $6.9 million in net income, $2.5 million in depreciation and amortization, and an increase in accounts payable of $9.8 million. This was offset by the seasonal increase in accounts receivable of $9.3 million and a $2.4 million increase in other components of working capital. The Corporation has increased its focus on working capital management by linking capital management to incentive compensation using the EVAr (Economic Value Added) business management principles.

Capital expenditures during the nine months ended September 30, 1997 were $6.2 million, compared to $6.1 million for the same period in 1996. Depreciation expense for the first nine months was $1.8 million.

During the first nine months of 1997, the Corporation reduced its short-term debt by $6 million and reduced its long-term debt by $3.8 million, including the payoff of $1.9 million of debt assumed in the June 1997 acquisition of the net assets and operations of PSI. The Corporation also issued $3.5 million of notes payable to the sellers in connection with the PSI acquisition. The Corporation completed the third quarter with $13.1 million in cash and cash equivalents. The Corporation has elected not to use its available cash reserves to further reduce its remaining long-term debt obligations as of September 30, 1997 due to significant prepayment charges associated with certain obligations and due to the relative level of the interest rates on certain other obligations.

Management believes the Corporation has available adequate capital resources to enable the Corporation to expand and meet its operating capital needs including a $25 million revolving bank line of credit which had no borrowings outstanding at September 30, 1997.

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

                        PART II  OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS
           Not applicable

Item 2     CHANGES IN SECURITIES
           Not applicable

Item 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5     OTHER INFORMATION


On October 21, 1997, the Corporation signed a definitive merger agreement with Kevco, Inc. ("Kevco") for Kevco to acquire all the outstanding shares of the Corporation at $17.50 per share through a cash tender offer. As a result of the transaction, and if the tender offer is successful, the Corporation will become a wholly-owned subsidiary of Kevco.

The transaction has been recommended by the Board of Directors of each company. The cash tender offer is subject to Kevco receiving at least a majority of the outstanding shares of Shelter (on a fully-diluted basis)as well as the receipt of the required regulatory approvals and completion of anticipated financing, and is expected to be completed on or before December 31, 1997. On October 28, 1997, the Corporation filed its Solicitation / Recommendation Statement on Schedule 14D-9 relative to the cash tender offer by Kevco.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K
          A.  Exhibits - None
          B.  Reports on Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHELTER COMPONENTS CORPORATION
                                     (Registrant)


Dated:  October 28, 1997      By:    /S/ Larry D. Renbarger
                                     ------------------
                                     Larry D. Renbarger
                                     Chief Executive Officer and Director



Dated:  October 28, 1997      By:     /S/ Mark C. Neilson
                                     ------------------
                                     Mark C. Neilson
                                     VP Finance, Chief Financial Officer
                                     (Principal Financial & Accounting
                                     Officer) and Director